Form 10-K
period 1993-12-31
MERCANTILE BANCORPORATION INC
filed 1994-03-31
CIK 64907

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-K
                            -----------------------

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993          COMMISSION FILE NO. 1-11792

                         MERCANTILE BANCORPORATION INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     MISSOURI                             43-0951744
             (STATE OF INCORPORATION)                   (IRS EMPLOYER
                                                     IDENTIFICATION NO.)

                   P.O. BOX 524                           63166-0524
               ST. LOUIS, MISSOURI                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  314-425-2525

SECURITIES REGISTERED PURSUANT TO
SECTION 12(b) OF THE ACT:                 NAME OF EXCHANGE ON WHICH REGISTERED:
  (1) COMMON STOCK ($5.00 PAR VALUE)        (1) NEW YORK STOCK EXCHANGE
  (2) PREFERRED STOCK PURCHASE RIGHTS       (2) NEW YORK STOCK EXCHANGE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X       NO
                                         -----         -----

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [X]

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 10, 1994:

                 COMMON STOCK, $5.00 PAR VALUE, $1,197,523,121

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 10, 1994:

          COMMON STOCK $5.00 PAR VALUE, 28,670,845 SHARES OUTSTANDING (EQUAL TO 43,006,267 SHARES, AS ADJUSTED FOR THREE-FOR-TWO STOCK SPLIT
                            EFFECTIVE APRIL 11, 1994)

                       DOCUMENTS INCORPORATED BY REFERENCE

    AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE INCORPORATED BY
REFERENCE:

               DOCUMENT                                       PART--FORM 10-K
               --------                                       ---------------

ANNUAL REPORT OF THE REGISTRANT TO ITS SHAREHOLDERS FOR
  THE YEAR ENDED DECEMBER 31, 1993                            PARTS I, II, IV

PROXY STATEMENT FOR THE 1994 ANNUAL MEETING OF
  SHAREHOLDERS.                                               PART III

                                PART I

ITEM I. BUSINESS

                                THE COMPANY


   Mercantile Bancorporation Inc. ("Mercantile" or "Registrant") is a holding company which, as of March 10, 1994, owned all the stock (except for directors' qualifying shares) of Mercantile Bank of St. Louis National Association ("Mercantile Bank"), 40 commercial banks located throughout Missouri, southern Illinois, eastern Kansas, and northern Iowa, one savings and loan association located in St. Louis, Missouri and other non-banking subsidiaries. At December 31, 1993, Mercantile's consolidated assets were $10,513,114,000, consolidated loans were $6,286,445,000, consolidated deposits were $8,235,480,000 and consolidated shareholders' equity was $841,116,000. At December 31, 1993, Mercantile Bank and its consolidated subsidiaries had assets of $5,055,237,000, loans of $2,707,374,000, deposits of
$3,318,631,000 and shareholder's equity of $378,193,000.  On
February 10, 1994 the Board of Directors declared a three-for-two stock split in the form of a stock dividend. The dividend is payable April 11, 1994 to shareholders of record as of close of business on March 10, 1994. All share amounts have been restated to give effect to the stock dividend.

   Mercantile has its principal offices at P.O. Box 524, St.
Louis, Missouri 63166-0524 (telephone number 314-425-2525).

                                 BUSINESS

GENERAL

   Mercantile was organized on March 10, 1970, as a Missouri corporation for the purpose of becoming a multi-bank holding company. Mercantile commenced operations as a bank holding com-pany in March 1971. Since then Mercantile has acquired and organized additional banks, bank holding companies and a savings and loan, located throughout Missouri, southern Illinois, eastern Kansas, and northern Iowa.

FINANCIAL SUMMARY OF MERCANTILE

   A financial summary of Mercantile and its consolidated subsidiaries is detailed below:

                                                    DECEMBER 31
                         ----------------------------------------------------------------
                            1993          1992          1991         1990         1989
                            ----          ----          ----         ----         ----
                                                     (THOUSANDS)
Total assets             $10,513,114   $10,577,811   $9,116,049   $8,561,854   $7,874,708

Total loans and leases     6,286,445     6,512,093    5,985,211    5,983,991    5,438,656

Investments in debt        2,938,076     2,803,454    1,900,784    1,376,742    1,328,232
  and equity securities

Deposits                   8,235,480     8,487,592    7,382,576    6,987,728    6,273,260

Shareholders' equity         841,116       732,014      606,238      490,375      451,588

SUBSIDIARIES

   The table setting forth the names and locations of Mercantile's subsidiary financial institutions as well as their total assets, shareholder's equity and return on assets as of December 31, 1993, is included on page 10 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.

   Mercantile acquired a number of subsidiaries in transactions that closed in 1993 and in the first two months of 1994. Most recently, effective February 1, 1994, Mercantile acquired United Postal Bancorp, Inc. ("UPBI"), the holding company for United Postal Savings Association ("UPSA"), with assets totalling $1.3 billion. UPSA is a Missouri-chartered savings association which offers a wide variety of financial services to retail customers. UPSA is headquartered in St. Louis, Missouri, with 21 branch offices, concentrated primarily in the St. Louis metropolitan area. Approximately 5,626,000 shares of Mercantile common stock were issued in the transaction, which was accounted for as a pooling-of-interests.

   Effective January 3, 1994, Mercantile acquired Metro Bancorporation ("Metro"), a Waterloo, Iowa-based holding company for The Waterloo Savings Bank, with assets totaling $370 million. A total of 1,638,278 shares of Mercantile common stock was issued in the transaction, which was accounted for as a pooling-of-interests. On September 1, 1993, Mercantile completed a merger with Mt. Vernon Bancorp, Inc. ("Mt. Vernon"), a $113,128,000-asset holding company for First Bank and Trust Co. in Mt. Vernon, Illinois. The total cost of the acquisition was $1,805,000 in cash and 216,936 shares of Mercantile common stock. On April 1, 1993, Mercantile completed its acquisition of the $70,725,000-asset First National Bank of Flora ("Flora") in Clay County, Illinois. The total cost of the acquisition was $3,004,000 in cash and 232,503 shares of Mercantile common stock. The Mt. Vernon and Flora acquisitions were accounted for as purchases.

   On January 4, 1993, Mercantile consummated its acquisition of MidAmerican Corporation ("MidAmerican"), Crown Bancshares II, Inc. ("Crown II"), and Johnson County Bankshares, Inc. ("JCB"), each a Kansas corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (collectively the "Kansas Companies"). Total assets of the Kansas Companies at acquisition were $1,102,906,000. The total cost of the acquisition was 4,736,424 shares of Mercantile common stock. The acquisition of the Kansas companies was accounted for as a pooling-of-interests.


SERVICES AND TRANSACTIONS WITH SUBSIDIARIES

   Mercantile provides its subsidiaries with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, insurance, operations, marketing, credit analysis and administration, loan support and participations, investments, auditing, trust, data processing, bank security and banking and corporate law. A fee is charged by Mercantile for these services. The responsibility for the management of each subsid-iary remains with its Board of Directors and with the officers elected by each Board.

   Intercompany transactions between Mercantile and its sub-sidiaries are subject to restrictions of existing banking and savings and loan laws and accepted principles of fair dealing.

   Mercantile had 149 full-time equivalent employees at December
31, 1993. Mercantile uses the premises of Mercantile Bank for its offices. Mercantile pays Mercantile Bank a fee for services furnished to it.


EMPLOYEES

   At December 31, 1993, Mercantile and its subsidiaries had
5,261 full-time equivalent employees. Mercantile provides a variety of employment benefits and believes it enjoys a good relationship with its employees.


OPERATIONS

   Financial Services. Through its subsidiary financial institutions, Mercantile offers complete banking and trust services to the commercial, industrial and agricultural areas which it serves. Services include commercial, real estate, installment and credit card loans, checking, savings and time deposits, trust and other fiduciary services, and various other customer services such as bond trading, direct equipment lease financing, international banking and safe deposit services.

   Most subsidiary financial institutions serve only the general area in which they are located, predominantly in the 7th, 8th and 10th Federal Reserve Districts. In general, UPSA and the smaller subsidiary banks are engaged primarily in retail banking, with most of the business and commercial activities centered in the larger subsidiary banks. Membership in Mercantile's subsidiary group provides each subsidiary institution with a means of satisfying the credit needs of its customers beyond its own legal lending limit.

   Correspondent Banking. In addition to Mercantile's services for individuals and corporations, its largest subsidiary bank, Mercantile Bank, is a bankers' bank. Mercantile Bank is a correspondent bank for 598 commercial banks located throughout the United States. Correspondent banking services to banks in Kansas and western Missouri are provided through Mercantile Bank of Kansas City and Mercantile Bank of Topeka National Association. In addition, Mercantile Bank of Joplin National Association provides correspondent services for banks in its area. Correspondent banking services include the processing of checks and collection items, overline loan assistance, investment advice and assistance with training and operations.

   Trust and Investment Advisory Services. Mercantile, through its subsidiaries, offers clients all types of fiduciary services, ranging from the management of funds for individuals, corporate retirement plans and charitable foundations to the administration of estates and trusts. To investors it offers portfolio manage-ment, advisory and custodian services. For corporations, governmental bodies and public authorities, Mercantile subsidiaries act as fiscal and paying agent, transfer agent, registrar and trustee under corporate indentures and pension and profit sharing trust agreements. Mercantile Trust Company National Association is a newly-formed, nationally-chartered bank which provides individual trust services. All of the accounts in the Individual Trust Services divisions of Mercantile Bank were transferred to Mercantile Trust Company National Association on February 2, 1994. Mississippi Valley Advisors Inc., a subsidiary of Mercantile Bank, provides investment advisory services for employee benefit funds, including pension and profit-sharing plans, endowment funds and registered mutual funds. At
December 31, 1993, Mercantile subsidiaries managed investments with a market value of approximately $12.1 billion and administered an additional $4.8 billion in custody accounts. Certain of Mercantile's subsidiary banks provide trust and investment services to individual and corporate customers with assistance from Mercantile Bank.

   Investment and Underwriting Activities. Mercantile Bank offers a wide range of investment services to individuals, corporations, correspondent banks and others. Included in those services are foreign exchange, derivative products, money market and bond trading operations which serve banks and corporations in the purchase and sale of the various investments and/or hedging instruments. In addition, Mercantile Bank is registered as a municipal securities dealer and is an underwriter and distributor of state and local government securities.

   Brokerage Services. Mercantile Investment Services, Inc. ("MISI"), a subsidiary of Mercantile Bank, is a registered broker/dealer and a member of both the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"). MISI currently offers brokerage services, including execution of transactions involving stocks, bonds, options, mutual funds and other securities.

   International. Mercantile Bank maintains accounts at 37 foreign banks, and 42 foreign banks maintain accounts at Mercantile Bank. In addition, Mercantile Bank is engaged in providing its customers with international banking services. Mercantile Bank and Mercantile Bank of Kansas City offer a wide range of services to their customers involved in international business including currency exchange and letters of credit. Customers of other subsidiary banks with a need for such services are referred to these banks.

   Mercantile Bank maintains a branch in the City of Georgetown in the Grand Cayman Islands. This branch enables Mercantile Bank to participate in the Eurodollar market for deposits and loans.
At December 31, 1993, total deposits of the foreign branch amounted to $44,475,000.


COMPETITION

   Mercantile's subsidiary financial institutions are subject to intense competition from other banks and financial institutions in their service areas, predominantly the 7th, 8th and 10th Federal Reserve Districts. In making loans, substantial competi-tion is encountered from banks and other lending institutions such as savings and loan associations, insurance companies, finance companies, credit unions, factors, small loan companies and pension trusts. In addition, Mercantile subsidiaries compete for retail deposits with savings and loan associations, credit unions and money market mutual funds. The competition provided by other financial institutions is not limited to those institutions with offices located in the area served by the particular subsidiary.

   Many other institutions also offer some or all of the trust and fiduciary services performed by Mercantile's subsidiaries.
Mercantile Bank competes with all local institutions and, in the field of corporate pension trust services, competition is nationwide.

   Missouri law allows Missouri banks and bank holding companies to acquire, and be acquired by, similar entities in states contiguous to Missouri which have reciprocal laws. To date, Mercantile has made acquisitions in Illinois, Kansas and Iowa. At March 10, 1994, all states contiguous to Missouri had enacted laws permitting interstate acquisitions on a regional or nationwide, reciprocal or nonreciprocal basis, and all such laws were in effect as of such date. In addition, a number of other non-contiguous states have enacted laws which allow acquisitions of banks and bank holding companies located therein by similar entities regardless of location or reciprocity of law in such entities' domicile state.

STATISTICAL DISCLOSURES

   The following statistical disclosures, except as noted, are included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993, and incorporated herein by reference.

                                                                                         ANNUAL REPORT
     SCHEDULE                                                                              REFERENCE
     --------                                                                            -------------
I.   DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
     INTEREST RATES AND INTEREST DIFFERENTIAL

     A. Average Balance Sheets                                                                 Page 64
     B. Analysis of Net Interest Earnings (included herein at page 6)                            N/A
     C. Taxable-equivalent Rate-Volume Analysis (included herein at page 6)                      N/A

II.  INVESTMENT PORTFOLIO
     A. Book Value by Type of Security                                             Footnote E, Page 52
     B. Maturity Distribution (included herein at page 7)                                        N/A

III. LOAN PORTFOLIO
     A. Types of Loans                                                             Exhibit 23, Page 30
     B. Maturities and Sensitivities to Changes in Interest Rates                  Exhibit 23, Page 30
     C. Risk Elements
        1.  Non-accrual, Past Due and Restructured Loans                           Exhibit 28, Page 34
                                                                                   Exhibit 29, Page 35
                                                                              Footnote A, Pages 48, 49
        2.  Potential Problem Loans                                                Commentary, Page 36
        3.  Foreign Outstandings                                                   Commentary, Page 24

IV.  SUMMARY OF LOAN LOSS EXPERIENCE
     A. Reserve for Possible Loan Losses                                           Exhibit 25, Page 31
                                                                                   Commentary, Page 32
                                                                              Footnote A, Pages 48, 49
     B. Allocation of the Reserve for Possible Loan Losses                         Exhibit 27, Page 33

V.   DEPOSITS
     A. Average Balances and Rates Paid by Deposit Category                                    Page 64
     B. Maturity Distribution of Certain CDs and Time Deposits                     Exhibit 13, Page 23

VI.  RETURN ON EQUITY AND ASSETS                                                   Exhibit  2, Page 13

VII. SHORT-TERM BORROWINGS (included herein at page 8)                                           N/A

- ------------------------------------------------------------------------------------------------------------------------------------
TAXABLE-EQUIVALENT RATE-VOLUME ANALYSIS
($ IN MILLIONS)

                                                                                                       INCREASE (DECREASE)
                                                                                            ----------------------------------------
    AVERAGE VOLUME          AVERAGE RATE(1)                                   INTEREST         1992 TO 1993         1991 TO 1992
- ---------------------    --------------------                             ----------------  ----------------------------------------
1993     1992    1991    1993    1992    1991                             1993  1992  1991  RATE(2) VOL.  TOTAL  RATE(2)  VOL. TOTAL
- ----     ----    ----    ----    ----    ----                             ----  ----  ----  ------- ----  -----  -------  ---- -----
                                               INTEREST INCOME
                                               Loans and leases(3)
$1,964  $2,009  $1,931   6.50%   7.04%   8.70%  Commercial                $128  $141  $168  $(10)  $ (3)  $(13)  $ (33)  $  6  $(27)
 1,257   1,262   1,097   7.98    8.31    9.74   Real estate--commercial    100   105   107    (4)    (1)    (5)    (18)    16    (2)
   151     163     146   7.47    7.95    9.70   Real estate--construction   11    13    14    (1)    (1)    (2)     (3)     2    (1)
 1,548   1,683   1,460   8.12    8.83   10.08   Real estate--residential   126   148   147   (11)   (11)   (22)    (21)    22     1
   828     840     820   8.97    9.74   10.71   Consumer                    74    82    88    (6)    (2)    (8)     (8)     2    (6)
   643     504     413  16.38   16.40   16.16   Credit card                105    83    67     -     22     22       1     15    16
     1       2       2   6.72    6.91    9.46   Foreign                      -     -     -     -      -      -       -      -     -
- ------  ------  ------                                                    ----  ----  ----  ----   ----   ----   -----   ----  ----
 6,392   6,463   5,869   8.52    8.86   10.07    Total Loans and Leases    544   572   591   (32)     4    (28)    (82)    63   (19)
                                               Investments in debt and
                                                equity securities
    14      12      19   5.30    5.75    6.95   Trading                      1     1     1     -      -      -       -      -     -
 2,657   2,256   1,357   5.77    6.88    8.60   Taxable                    154   155   116   (29)    28     (1)    (38)    77    39
   204     168     119   7.99    9.29    9.82   Tax-exempt                  16    16    12    (3)     3      -      (1)     5     4
- ------  ------  ------                                                    ----  ----  ----  ----   ----   ----   -----   ----  ----
 2,875   2,436   1,495   5.93    7.04    8.67    Total                     171   172   129   (32)    31     (1)    (39)    82    43
                                               Short-term investments
                                                Federal funds sold and
   236     182     181   3.24    4.02    5.71    repurchase agreements       7     7    11    (2)     2      -      (4)     -    (4)
                                                Due from banks--interest
    74     117     158   3.54    5.04    6.99    bearing                     3     6    11    (1)    (2)    (3)     (2)    (3)   (5)
- ------  ------  ------                                                    ----  ----  ----  ----   ----   ----   -----   ----  ----
                                                 Total Short-term
   310     299     339   3.32    4.42    6.31     Investments               10    13    22    (3)     -     (3)     (6)    (3)   (9)
- ------  ------  ------                                                    ----  ----  ----  ----   ----   ----   -----   ----  ----
$9,577  $9,198  $7,703   7.57    8.23    9.63    Total Interest Income(1) $725  $757  $742  $(67)  $ 35   $(32)  $(127)  $142  $ 15
======  ======  ======                                                    ====  ====  ====  ====   ====   ====   =====   ====  ====
                                               INTEREST EXPENSE
                                               Interest Bearing Deposits
$1,349  $1,132  $  798   2.10    2.96    4.57   Interest bearing demand   $ 28  $ 34  $ 36  $(12)  $  6   $ (6)  $ (17)  $ 15  $ (2)
 1,435   1,342     986   2.76    3.39    5.28   Money market accounts       40    46    52    (9)     3     (6)    (25)    19    (6)
   676     571     401   2.54    3.31    4.68   Savings                     17    19    19    (5)     3     (2)     (8)     8     -
                                                Consumer time certificates
 2,815   3,138   2,949   4.54    5.58    7.11    under $100,000            128   175   209   (29)   (18)   (47)    (47)    13   (34)
    82     106      78   2.75    3.27    4.80   Other time                   2     3     4     -     (1)    (1)     (1)     -    (1)
- ------  ------  ------                                                    ----  ----  ----  ----   ----   ----   -----   ----  ----
                                                 Total Interest Bearing
 6,357   6,289   5,212   3.39    4.40    6.15     Core Deposits            215   277   320   (55)    (7)   (62)    (98)    55   (43)
                                                Time certificates
   428     522     542   3.79    4.65    6.24    $100,000 and over          16    24    34    (4)    (4)    (8)     (8)    (2)  (10)
    31      23      31   4.38    3.71    6.14   Foreign                      2     1     2     1      -      1      (1)     -    (1)
- ------  ------  ------                                                    ----  ----  ----  ----   ----   ----   -----   ----  ----
   459     545     573   3.83    4.61    6.24    Total Purchased Deposits   18    25    36    (3)    (4)    (7)     (9)    (2)  (11)
- ------  ------  ------                                                    ----  ----  ----  ----   ----   ----   -----   ----  ----
                                                 Total Interest Bearing
 6,816   6,834   5,785   3.42    4.42    6.16     Deposits                 233   302   356   (58)   (11)   (69)   (107)    53   (54)
   776     742     688   2.86    3.45    5.50  Short-term borrowings        22    25    38    (4)     1     (3)    (15)     2   (13)
   222     177     134   7.74    8.96   10.11  Long-term debt               17    16    14    (3)     4      1      (2)     4     2
- ------  ------  ------                                                    ----  ----  ----  ----   ----   ----   -----   ----  ----
$7,814  $7,753  $6,607   3.48    4.43    6.17    Total Interest Expense   $272  $343  $408  $(65)  $ (6)  $(71)  $(124)  $ 59  $(65)
======  ======  ======                                                    ====  ====  ====  ====   ====   ====   =====   ====  ====
                         4.09    3.80    3.46  NET INTEREST RATE SPREAD
                                               NET INTEREST RATE MARGIN
                                                AND NET INTEREST
                         4.73    4.50    4.34   INCOME(1)                 $453  $414  $334
                                                                          ====  ====  ====

(1) Taxable-equivalent basis. Includes tax-equivalent adjustments of $7,766,000, $8,784,000 and $7,709,000 for 1993, 1992 and
    1991, respectively, based on Federal income tax rates of 35% for 1993 and 34% for 1992 and 1991.
(2) The rate-volume variance is allocated entirely to rate.
(3) Income from loans on non-accrual status is included in loan income on a cash basis, while non-accrual loan balances are included in average volume.
- -----------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS IN DEBT AND EQUITY SECURITIES(1)
($ IN THOUSANDS)
                                                                              DECEMBER 31, 1993

                                                        AVAILABLE-FOR-SALE                          HELD-TO-MATURITY
                                              --------------------------------------    ---------------------------------------

                                                             ESTIMATED                                 ESTIMATED
                                              AMORTIZED        FAIR                      AMORTIZED        FAIR
                                                 COST          VALUE       YIELD(2)         COST         VALUE        YIELD(2)
                                              ---------      ---------     --------      ---------     ---------      --------
       U.S. TREASURY
        Within one year                        $    302      $    303        4.13%       $  591,724    $  596,458       4.99%
        One to five years                        52,113        52,704        4.80           617,616       621,478       4.67
        Five to 10 years                              -             -          -                519           533       7.62
        After 10 years                                -             -          -                  -             -         -
                                               --------       -------                     ---------     ---------
         Total                                   52,415        53,007        4.79         1,209,859     1,218,469       4.83
        Average Maturity                                                  1 yr. 6 mo.                               1 yr. 5 mo.

       U.S. GOVERNMENT AGENCIES(3)
        Within one year                           6,110         6,218        7.33           258,587       260,897       5.47
        One to five years                       126,977       127,924        5.60           696,168       704,800       5.54
        Five to 10 years                          7,862         7,900        6.42           136,277       149,643       9.42
        After 10 years                                -             -          -              5,854         6,249       6.44
                                               --------       -------                    ----------    ----------
         Total                                  140,949       142,042        5.72         1,096,886     1,121,589       6.01
        Average Maturity                                                  2 yr. 6 mo.                               2 yr. 7 mo.

       OBLIGATIONS OF STATE AND POLITICAL
        SUBDIVISIONS
        Within one year                           1,110         1,133        9.06            15,645        15,798       7.55
        One to five years                         4,961         5,223        8.69           202,542       205,440       6.16
        Five to 10 years                          5,147         5,527        8.42            69,542        73,115       8.52
        After 10 years                            3,041         3,290        9.01            14,187        14,621      10.38
                                               --------      --------                    ----------    ----------
         Total                                   14,259        15,173        8.69           301,916       308,974       6.97
        Average Maturity                                                  6 yr. 4 mo.                               4 yr. 6 mo.

       OTHER(2)
        Within one year                             359           351        6.30            55,128        55,707       6.16
        One to five years                             -             -          -             15,871        16,070       5.62
        Five to 10 years                              -             -          -              2,782         2,842       6.78
        After 10 years                                -             -          -                  -             -         -
                                               --------       -------                     ---------     ---------
         Total                                      359           351        6.30            73,781        74,619       6.07
                                               --------      --------                    ----------    ----------
        Average Maturity                                                     5 mo.                                     10 mo.

       TOTAL INTEREST-EARNING INVESTMENTS(3)
        Within one year                           7,881         8,005        7.40           921,084       928,860       5.24
        One to five years                       184,051       185,851        5.46         1,532,197     1,547,788       5.27
        Five to 10 years                         13,009        13,427        7.21           209,120       226,133       9.08
        After 10 years                            3,041         3,290        9.01            20,041        20,870       9.23
                                               --------      --------                    ----------    ----------
         Total                                  207,982       210,573        5.69         2,682,442     2,723,651       5.59
        Average Maturity                                                  2 yr. 6 mo.                               2 yr. 3 mo.

       FEDERAL RESERVE BANK STOCK AND OTHER
        EQUITY INVESTMENTS                       13,565        16,569        7.64            12,757        12,757       3.76
                                               --------      --------                    ----------    ----------
       TOTAL PORTFOLIO                         $221,547      $227,142        5.81        $2,695,199    $2,736,408       5.58
                                               ========      ========                    ==========    ==========

   (1) This exhibit excludes trading securities, which are reported at estimated fair value on the Consolidated Balance Sheet. Trading securities totaled $15,735,000, $17,684,000 and $23,637,000 at
       December 31, 1993, 1992 and 1991, respectively.

   (2) Taxable-equivalent basis.

   (3) Maturities of asset-backed obligations are based on the remaining weighted average maturities.
- -------------------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
($ IN THOUSANDS)
                                                     1993                          1992                         1991
                                          --------------------------    --------------------------    -------------------------
                                                             AVERAGE                      AVERAGE                       AVERAGE
                                          AMOUNT    RATE    MATURITY    AMOUNT    RATE    MATURITY    AMOUNT    RATE   MATURITY
                                          ------    ----    --------    ------    ----    --------    ------    ----   --------
       AT YEAR-END
       Federal funds purchased and
        repurchase agreements          $  551,824   2.52%     3 DAYS    $715,331  2.62%   10 days    $572,245   3.72%    2 days
       Treasury tax and loan notes        502,260   2.75      3 DAYS     215,521  2.62     4 days     253,074   3.69     2 days
       Commercial paper                    18,390   3.25     18 DAYS       9,198  3.32    19 days       7,928   4.75    10 days
       Other short-term borrowings              -      -       N/A           574  5.08     4 days         434   5.67     2 days
                                       ----------                       --------                     --------
        Total Short-term Borrowings    $1,072,474   2.64      3 DAYS    $940,624  2.63     8 days    $833,681   3.73     2 days
                                       ==========                       ========                     ========

       AVERAGE FOR THE YEAR
       Federal funds purchased and
        repurchase agreements            $512,982   2.94%               $588,407  3.49%              $549,014   5.49%
       Treasury tax and loan notes        239,643   2.65                 129,618  3.24                116,780   5.46
       Commercial paper                    22,629   3.24                  11,924  3.49                 19,293   5.89
       Other short-term borrowings            569   5.27                  11,510  3.99                  3,515   4.64
                                         --------                       --------                     --------
        Total Short-term Borrowings      $775,823   2.86                $741,459  3.45               $688,602   5.50
                                         ========                       ========                     ========

       MAXIMUM MONTH-END BALANCE
       Federal funds purchased and
        repurchase agreements          $  729,487                     $  801,319                      $693,778
       Treasury tax and loan notes        506,836                        213,262                       228,969
       Commercial paper                    32,621                         16,025                        17,291
       Other short-term borrowings         14,390                            297                         3,376


- -------------------------------------------------------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

     Mercantile and Mercantile Bank occupy 22 stories of the Mercantile Tower, a 35-story building owned by Mercantile Bank and located at Seventh and Washington Streets in St. Louis, Missouri. Among the other properties owned by Mercantile Bank are a four story, 91,170 usable square foot off-site office building located at 12443 Olive Boulevard, Creve Coeur, Missouri, which houses Mercantile's credit card, mortgage loan, and asset-based lending operations; a four-story, 222,400 usable square foot off-site processing center located at 1005 Convention Plaza in St. Louis, Missouri, which houses most other operational functions of Mercantile; and a four-story building located at 721 Locust Street, St. Louis, Missouri, which has 101,827 square feet of usable office space and houses Mercantile Bank.

     Mercantile's subsidiaries own and lease other facilities in Missouri, Illinois, Kansas and Iowa. See Note G to the consolidated financial statements included on page 53 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part III, Item 10.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

     Information concerning the Common Stock of the Registrant, included on page 66 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data, included as Exhibit 1 on page 12 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 12 through 41 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993, are incorporated herein by reference.

                                                                             ANNUAL REPORT
     STATEMENT                                                                 REFERENCE
     ---------                                                               -------------
Independent Auditors' Report                                                   Page 43

Consolidated Statement of Income - Years ended December 31, 1993,
  1992 and 1991.                                                               Page 44

Consolidated Balance Sheet - December 31, 1993, 1992 and 1991.                 Page 45

Consolidated Statement of Changes in Shareholders' Equity - Years ended
  December 31, 1993, 1992 and 1991.                                            Page 46

Consolidated Statement of Cash Flows - Years ended December 31, 1993,
  1992 and 1991.                                                               Page 47

Notes to Consolidated Financial Statements.                                 Pages 48 - 61

     Selected Quarterly Financial Data, included as Exhibit 34 on page 41 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993, is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is contained in "Election of Directors" and "Beneficial Ownership of Stock by Management," included in the Proxy Statement for the 1994 Annual Meeting of Shareholders, which information is incorporated herein by reference.

     The following is a list, as of March 10, 1994, of the names and ages of the executive officers of Mercantile and all positions and offices with Mercantile presently held by the person named. There is no family relationship between any of the named persons.

                                             ALL POSITIONS AND OFFICES
    NAME                AGE                    HELD WITH MERCANTILE
    ----                ---                  -------------------------
 Thomas H. Jacobsen     54     Chairman of the Board and Chief Executive Officer

 Ralph W. Babb, Jr.     45     Vice Chairman

 W. Randolph Adams      49     Executive Vice President and Chief Financial Officer

 John Q. Arnold         50     Executive Vice President and Chief Credit Officer

 John H. Beirise        48     President and Chief Institutional Banking Officer, Mercantile Bank

 John W. McClure        48     Executive Vice President

 Michael J. Gorman      57     Chairman, Mercantile Bank

 Arthur G. Heise        45     Senior Vice President and Auditor

 Richard C. King        49     President, CEO and Director, Mercantile Bank of Kansas City
                               President, CEO and Director, Mercantile Bank of Kansas

 Michael T. Normile     44     Senior Vice President and Treasurer

 Jon P. Pierce          53     Senior Vice President

 Patrick Strickler      50     Senior Vice President

 Jon W. Bilstrom        47     General Counsel and Secretary

    The executive officers were appointed by and serve at the pleasure of the Board of Directors of Mercantile. Each of the officers named above, except Messrs. Heise, Normile and Strickler, serve on the Mercantile Management Executive Committee. Messrs. Jacobsen, Babb, McClure, Heise and Normile have served as executive officers of either Mercantile or Mercantile Bank for the last five years. From 1974 until his start with Mercantile in February 1991, Mr. Adams was employed by the international consulting firm, CRESAP, a Towers Perrin Company, most recently as Vice President/Partner in charge of its financial institutions practice. Mr. Arnold was employed by Harris Trust & Savings Bank for twenty-four years, most recently as Senior Vice President and Deputy Chief Credit Officer, before joining Mercantile in February 1991. Prior to joining Mercantile in April 1992, Mr. Beirise was employed by Continental Bank N.A. for twenty-four years, most recently as Managing Director, Corporate Banking. Mr. Gorman was Executive Vice President and Secretary of UPSA from 1971 through July 1991. From August 1991 through January 1994, he was President and Chief Executive Officer of UPSA. Mr. King served as Chairman of the Board, Chief Executive Officer and President of MidAmerican Corporation from 1989 until January 1993. Prior to 1989, Mr. King held the same positions with MidAmerican Corporation's predecessor, Merchants Bancorporation. Mr. Pierce was employed by Kaiser Aluminum and Chemical Corporation from 1973 until he was hired by Mercantile in October

1989, most recently as Corporate Vice President, Human
Resources.  Mr. Strickler was the President of Patrick Strickler
& Associates from August 1985 through September 1988.  From September
1988 until starting with Mercantile in April 1990, Mr. Strickler served as
Senior Vice President of Golin-Harris Company.   Mr. Bilstrom was a partner
in the law firm of Katten Muchin & Zavis from 1983 through May 1990, when he joined Mercantile as General Counsel and Secretary.


ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is contained in "Compensation of Executive Officers," included in the Proxy
Statement for the 1994 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof" and "Beneficial Ownership of Stock by Management," included in the Proxy Statement for the 1994 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is contained in "Interest of Management and Others in Certain Transactions" included in the Proxy Statement for the 1994 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    (a)          (1)    Financial Statements: Incorporated herein
                        by reference, are listed in Item 8 hereof.

                 (2)    Financial Statement Schedules:

                        None.

                 (3)    Exhibits:

                 No. 3-1 Restated Articles of Incorporation of the Registrant, as amended and currently in effect, filed as Exhibit 3.1 to Regis-trant's Registration Statement No. 33-63196, are incorporated herein by reference.

                 No. 3-2 By-Laws of the Registrant, as amended and currently in effect, filed as Exhibit 3(ii) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, are incorporated herein by reference.

                 No. 4-1 Form of Indenture Regarding Subordinated Securities between the Registrant and The
                             First National Bank of Chicago as Trustee, filed on March 31, 1992 as Exhibit 4.1 to Registrant's Report on Form 8-K dated September 24, 1992, is incorporated herein by reference.

                 No. 4-2 Rights Agreement dated as of May 23, 1988, between Registrant and Mercantile Bank, as Rights Agent (including as exhibits thereto the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and the form of Rights Certificate) filed on May 24, 1988, as Exhibits 1 and 2 to Registrant's Registration Statement on Form 8-A, is incorporated herein by reference.

                 No. 10-1 The Mercantile Bancorporation Inc. 1987 Stock Option Plan, as amended, filed as
                             Exhibit 10-3 to Registrant's Report on
                             Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

                 No. 10-2 Deferred Compensation Plan for Directors of Mercantile Bancorporation Inc. and Subsidiaries, filed as Exhibit 10-3 to Registrant's Report on Form 10-K for the year ended December 31, 1983, is incor-porated herein by reference.

                 No. 10-3    Retirement Plan for Directors of
                             Mercantile Bancorporation Inc, filed as
                             Exhibit 10-5 to Registrant's Report on
                             Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

                 No. 10-4 The Mercantile Bancorporation Inc. Execu-tive Incentive Compensation Plan, filed as
                             Exhibit 10-6 to Registrant's Report on
                             Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

                 No. 10-5 The Mercantile Bancorporation Inc. Employ-ee Stock Purchase Plan, filed as Exhibit 10-7 to Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

                 No. 10-6 The Mercantile Bancorporation Inc. 1991 Employee Incentive Plan, filed as Exhibit 10-7 to Registrant's Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

                 No. 10-7 Form of Employment Agreement for Thomas H. Jacobsen, as amended, filed as Exhibit 10-8 to Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

                 No. 10-8 Form of Employment Agreement for Ralph W. Babb, Jr., John W. McClure, W. Randolph Adams, John Q. Arnold and Certain Other Executive Officers, filed as Exhibit 10-9 to Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

                 No. 10-9 Form of Change of Control Employment Agreement for Ralph W. Babb, Jr., John W. McClure, W. Randolph Adams, John Q. Arnold and Certain Other Executive Officers, filed as Exhibit 10-10 to Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

                 No. 10-10   Agreement and Plan of Reorganization dated
                             August 17, 1993, by and among Registrant and United Postal Bancorp, Inc., filed as
                             Exhibit 2.1 to Registration Statement No.
                             33-50981, is incorporated herein by
                             reference.

                 No. 10-11   Agreement and Plan of Reorganization dated
                             July 1, 1992, by and among Registrant and MidAmerican Corporation, Crown Bancshares
                             II, Inc. and Johnson County Bankshares,
                             Inc., filed as Exhibit 2.1 to Registration
                             Statement No. 33-52986, is incorporated
                             herein by reference.

                 No. 10-12   Mercantile Bancorporation Inc.
                             Supplemental Retirement Plan, filed as
                             Exhibit 10-12 to Registrant's Report on
                             Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

                 No. 13 Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993.

                 No. 21      Subsidiaries of the Registrant as of March 10,
                             1994.

                 No. 23      Consent of KPMG Peat Marwick.

                 No. 24      Power of Attorney.

    (b)          Reports on Form 8-K:

    Registrant filed one report on Form 8-K during the quarter ended December 31, 1993. The Form 8-K, dated November 15, 1993, included, pursuant to Item 5 and Item 7, updated financial statements and pro forma financial information as listed below:

(I)    HISTORICAL FINANCIAL STATEMENTS OF UPBI

Consolidated Balance Sheet as of September 30, 1993 (Unaudited)

Consolidated Statements of Operations for the nine months ended
September 30, 1993 and 1992 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1993 and 1992 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

(II)   PRO FORMA FINANCIAL INFORMATION OF REGISTRANT SHOWING THE
       COMBINED EFFECT OF THE CONSUMMATED ACQUISITION OF MT. VERNON AND THE THEN PENDING ACQUISITIONS OF METRO AND UPBI:

Pro Forma Combined Consolidated Balance Sheet as of September 30,
1993 (Unaudited)

Pro Forma Combined Consolidated Income Statement for the nine months ended September 30, 1993 (Unaudited)

Pro Forma Combined Consolidated Income Statement for the nine months ended September 30, 1992 (Unaudited)

Notes to Pro Forma Combined Consolidated Financial Statements
(Unaudited)

                                SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MERCANTILE BANCORPORATION INC.
                                            (Registrant)


Date:  March 29, 1994              By: s/Thomas H. Jacobsen
                                       --------------------------
                                           Thomas H. Jacobsen
                                        Chairman of the Board and
                                         Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                 TITLE                           DATE
      ---------                 -----                           ----

s/Thomas H. Jacobsen            Chairman of the Board           March 29, 1994
- ----------------------------    and Chief Executive Officer
(Thomas H. Jacobsen)
Principal Executive Officer


s/W. Randolph Adams             Chief Financial Officer         March 29, 1994
- ----------------------------
(W. Randolph Adams)
Principal Financial Officer


s/Michael T. Normile            Treasurer                       March 29, 1994
- ----------------------------
(Michael T. Normile)
Principal Accounting Officer


            *                   Director                        March 29, 1994
- ----------------------------
(Richard P. Conerly)


            *                   Director                        March 29, 1994
- ----------------------------
(Harry M. Cornell, Jr.)


            *                   Director                        March 29, 1994
- ----------------------------
(Earl K. Dille)


            *                   Director                        March 29, 1994
- ----------------------------
(J. Cliff Eason)


            *                   Director                        March 29, 1994
- ----------------------------
(Bernard A. Edison)


            *                   Director                        March 29, 1994
- ----------------------------
(William A. Hall)



            *                   Director                        March 29, 1994
- ----------------------------
(Thomas A. Hays)


            *                   Director                        March 29, 1994
- ----------------------------
(William G. Heckman)


            *                   Director                        March 29, 1994
- ----------------------------
(James B. Malloy)


            *                   Director                        March 29, 1994
- ----------------------------
(Charles H. Price II)


            *                   Director                        March 29, 1994
- ----------------------------
(Harvey Saligman)


            *                   Director                        March 29, 1994
- ----------------------------
(Craig D. Schnuck)


            *                   Director                        March 29, 1994
- ----------------------------
(Robert W. Staley)


            *                   Director                        March 29, 1994
- ----------------------------
(Robert L. Stark)


            *                   Director                        March 29, 1994
- ----------------------------
(Patrick T. Stokes)


            *                   Director                        March 29, 1994
- ----------------------------
(Francis A. Stroble)


            *                   Director                        March 29, 1994
- ----------------------------
(Joseph G. Werner)


            *                   Director                        March 29, 1994
- ----------------------------
(John A. Wright)

                                   *By s/Thomas H. Jacobsen
                                       --------------------------
                                         Thomas H. Jacobsen
                                         Attorney-in-Fact

      *Thomas H. Jacobsen, by signing his name hereto, does sign this document on behalf of the persons named above, pursuant to a power of attorney duly executed by such persons, filed herewith as Exhibit 24.

                            INDEX TO EXHIBITS FILED
                              WITH THIS DOCUMENT

                EXHIBIT NO.                DESCRIPTION
                -----------                -----------

                 No. 13         Annual Report of the Registrant to its
                                Shareholders for the year ended December 31, 1993.

                 No. 21         Subsidiaries of the Registrant as of March 10,
                                1994.

                 No. 23         Consent of KPMG Peat Marwick.

                 No. 24         Power of Attorney.

                                    17