Form 10-Q
period 1994-03-31
MERCANTILE BANCORPORATION INC
filed 1994-05-13
CIK 64907

                               FORM 10-Q

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



  For Quarter Ended  March 31, 1994  Commission File Number  1-11792
                    ----------------                       ---------

                     Mercantile Bancorporation Inc.
- - ---------------------------------------------------------------------------

        (Exact Name of Registrant as Specified in Its Charter)


           Missouri                                   43-0951744
- - ---------------------------------------------------------------------------

     (State of Incorporation)        (IRS Employer Identification No.)


      P.O. Box 524         St. Louis, Missouri             63166-0524
- - ---------------------------------------------------------------------------

     (Address of Principal Executive Offices)              (Zip Code)


  Registrant's Telephone Number, Including Area Code (314) 425-2525
                                                     ----------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                X
              -----             -----
               Yes               No


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common Stock, $5.00 par value, 42,971,865 shares outstanding as of the close of business on April 30, 1994.

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements.

The following consolidated financial statements, included in the Quarterly
Report of the Registrant to its Shareholders for the quarter ended March
31, 1994, attached hereto as Exhibit 19, are incorporated herein by reference:

                                                             Quarterly Report
                  STATEMENT                                     Reference
- - -----------------------------------------------------       -----------------

Consolidated Statement of Income - Three Months
  ended March 31, 1994 and 1993.                                 Page 15

Consolidated Balance Sheet as of March 31, 1994
  and December 31, 1993.                                         Page 16

Consolidated Statement of Cash Flows - Three Months
  ended March 31, 1994 and 1993.                                 Page 18


The following notes to the consolidated financial statements are included as a part of this report:

  Mercantile Bancorporation Inc. and Subsidiaries
  Notes to Consolidated Financial Statements

NOTE 1

The consolidated financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results of these periods and are of a normal recurring nature.

NOTE 2

On February 10, 1994, the Registrant declared a three-for-two stock split, in the form of a dividend, which was distributed on April 11, 1994 to shareholders of record on March 10, 1994. All per share amounts and average shares outstanding have been restated to give effect to the stock split except for share amounts contained in Part II, Item 4 of this report.

NOTE 3

Effective January 3, 1994, the Registrant acquired Metro Bancorporation, a Waterloo, Iowa-based bank holding company with assets totaling $370 million. Effective February 1, 1994, the Registrant acquired United
Postal Bancorp, Inc., holding company for United Postal Savings Associa-tion, with total assets approximating $1.3 billion. Both of these acquisitions were accounted for as poolings-of-interests. The historical consolidated financial statements as of December 31, 1993 and for the period ended March 31, 1993 have been restated to reflect this transaction.

Net income and net income per share for the Registrant and the pooled companies prior to restatement were as follows:


                         Three months ended
                            March 31, 1993
                       ($ in thousands except
                          per share data)
                        -------------------

        REGISTRANT
          Net income               $27,179

          Net income per share         .78

        METRO BANCORPORATION

          Net income                   883

          Net income per share        1.70

        UNITED POSTAL BANCORP, INC.

          Net income                 5,003

          Net income per share         .83



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 3 - 14 in the Quarterly Report of the Registrant to its Shareholders for the quarter ended March 31, 1994 is incorporated herein by reference.


PART II      OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  The annual meeting of shareholders of the Registrant was held on April 28, 1994. Of 28,616,629 shares issued, outstanding and eligible to be voted at the meeting, 23,973,995 shares, constituting a quorum, were represented in person or by proxy. Seven (7) matters were submitted to a vote of the security-holders at the meeting.

  1.  ELECTION OF DIRECTORS.  The first matter was the election of six
      ---------------------
Class III director nominees to the Board of Directors.  The Articles of
Incorporation of the Registrant allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired.  Upon tabulation of the votes cast, it was determined that all six director nominees had been elected.
The voting results are set forth below:


      Name                         For          Withheld
      ----                         ---          --------

  Harry M. Cornell, Jr.         23,776,330      197,665
  Bernard A. Edison             23,772,570      201,425
  Thomas H. Jacobsen            23,786,137      187,858
  Craig D. Schnuck              23,786,736      187,259
  Robert W. Staley              23,776,082      197,913
  Robert L. Stark               23,771,607      202,388

  Because Registrant has a staggered Board, the term of office of the following named Class I and Class II directors, who were not up for election at the 1993 annual meeting, continued after the meeting:

      Class I (continue in office until 1995)

      Thomas A. Hays                    Patrick T. Stokes
      James B. Malloy                   Francis A. Stroble
      Harvey Saligman                   Joseph G. Werner
                                        John A. Wright

      Class II (continue in office until 1996)

      Richard P. Conerly                William A. Hall
      Earl K. Dille                     William G. Heckman
      J. Cliff Eason                    Charles H. Price

  2.  PROPOSAL TO AMEND THE ARTICLES OF INCORPORATION TO INCREASE THE
      ---------------------------------------------------------------
AUTHORIZED NUMBER OF SHARES OF COMMON STOCK.  The second matter, a
- - -------------------------------------------
proposal to Amend the Articles of Incorporation of the Registrant to increase the number of authorized shares of common stock, $5.00 par value, of the Registrant from 70,000,000 shares to 100,000,000 shares, was approved by a majority of the 28,616,629 shares of the Registrant's Common Stock which were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

      21,286,548   For

       2,370,211   Against

         317,236   Abstain

               0   Broker Non-Votes

  3.  PROPOSAL TO ADOPT MERCANTILE BANCORPORATION INC. 1994 STOCK
      -----------------------------------------------------------
INCENTIVE PLAN.  The third matter, a proposal to adopt the Mercantile
- - --------------
Bancorporation Inc. 1994 Stock Incentive Plan, a plan which provides for the granting of stock options and other stock based awards to employees, was approved by a vote of a majority of the shares of the Registrant's Common Stock present and voting at the Annual meeting, as follows:

      19,665,986   For

       2,613,735   Against

         477,365   Abstain

       1,216,909   Broker Non-Votes

  4.  PROPOSAL TO QUALIFY RESTRICTED PERFORMANCE UNIT GRANTS UNDER
      ------------------------------------------------------------
MERCANTILE BANCORPORATION INC. 1994 STOCK INCENTIVE PLAN AS "PERFORMANCE-
- - -------------------------------------------------------------------------
BASED".  The fourth matter, a proposal to approve the performance-based
- - ------
structure adopted by the Board of Directors and described in the Proxy Statement for the grant of Restricted Performance Units under the Mercantile Bancorporation Inc. 1994 Stock Incentive Plan, which approval was necessary to qualify said grants as "Performance-Based", was approved by a vote of a majority of the shares of the Registrant's Common Stock present and voting at the Annual meeting, as follows:

      21,381,748   For

       1,906,680   Against

         685,567   Abstain

               0   Broker Non-Votes

  5.  PROPOSAL TO ADOPT MERCANTILE BANCORPORATION INC. 1994 EXECUTIVE
      ---------------------------------------------------------------
INCENTIVE COMPENSATION PLAN.  The fifth matter, a proposal to adopt the
- - ---------------------------
Mercantile Bancorporation Inc. 1994 Executive Incentive Compensation Plan, a plan which provides senior Mercantile officers with annual bonus opportunities based upon preestablished performance objectives, was approved by a vote of a majority of the shares of the Registrant's Common Stock present and voting at the Annual meeting, as follows:

      20,856,873   For

       2,546,415   Against

         570,707   Abstain

               0   Broker Non-Votes

  6.  PROPOSAL TO ADOPT MERCANTILE BANCORPORATION INC. VOLUNTARY DEFERRED
      -------------------------------------------------------------------
COMPENSATION PLAN.  The sixth matter, a proposal to adopt the Mercantile
- - -----------------
Bancorporation Inc. Voluntary Deferred Compensation Plan, a plan pursuant to which qualifying employees are entitled to defer receipt of all or a portion of their annual compensation, was approved by a vote of a majority of the shares of the Registrant's Common Stock present and voting at the Annual meeting, as follows:

      22,318,639   For

       1,098,986   Against

         556,370   Abstain

               0   Broker Non-Votes

  7.  PROPOSAL TO ADOPT MERCANTILE BANCORPORATION INC. 1994 STOCK
      -----------------------------------------------------------
INCENTIVE PLAN FOR NON-EMPLOYEE DIRECTORS.  The seventh and final matter,
- - -----------------------------------------
a proposal to adopt the Mercantile Bancorporation Inc. 1994 Stock Incentive Plan for Non-Employee Directors, a plan which provides for the granting of stock-based awards to directors of Mercantile Bancorporation Inc. who are not employees of Mercantile or its subsidiaries, was adopted by a vote of a majority of the shares of the Registrant's Common Stock present and voting at the Annual meeting, as follows:

       18,599,740  For

        3,677,643  Against

          545,775  Abstain

        1,150,837  Broker Non-Votes

Item 6. Exhibits and Reports on Form 8-K.

      (a)  Exhibits:

           19 Quarterly Report of the Registrant to its Shareholders for the quarter ended March 31, 1994.

      (b)  Reports on Form 8-K:

           Registrant filed one (1) Current Report on Form 8-K during the quarter ended March 31, 1994. In that report, dated
           February 11, 1994, under Item 2, Registrant disclosed that it had, effective February 1, 1994, consummated its acquisition of United Postal Bancorp, Inc. ("UPBI") through merger of UPBI with and into a wholly owned subsidiary of Registrant, with the shareholders of UPBI to receive an aggregate of approxi-mately 6,351,000 (adjusted for three-for-two stock split described in Note 2) shares of Registrant's common stock in exchange for their UPBI shares.

           Also pursuant to Item 2, Registrant incorporated by reference UPBI's consolidated financial statements and related notes contained in UPBI's 1992 Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and the Independent Auditors' Report relating to such financial statements contained therein, and UPBI's consolidated financial state-ments and related notes appearing in its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 1993. In addition, certain required pro forma financial information was incorporated by reference into the Form 8-K from Registrant's Registration Statement on Form S-4 (Registration No. 33-50981).

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MERCANTILE BANCORPORATION INC.
                                           (Registrant)



Date    May 13, 1994               s/W. Randolph Adams
     -----------------------       -------------------------------
                                   W. Randolph Adams
                                   Chief Financial Officer

                             EXHIBIT INDEX
                             -------------

Exhibit No.                Description                             Page
- - -----------                -----------                             ----

   19         Quarterly Report of the Registrant to its            ----
              Shareholders for the quarter ended
              March 31, 1994.