Form 10-K/A
period 1993-12-31
MERCANTILE BANCORPORATION INC
filed 1994-06-29
CIK 64907

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                  FORM 10-K/A
                            -----------------------

            AMENDMENT #1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO                NAME OF EXCHANGE ON WHICH
SECTION 12(b) OF THE ACT:                        REGISTERED:
  (1) COMMON STOCK ($5.00 PAR VALUE)             (1) NEW YORK STOCK EXCHANGE
  (2) PREFERRED STOCK PURCHASE RIGHTS            (2) NEW YORK STOCK EXCHANGE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X       NO
                                         ----            ----

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

                 DOCUMENTS INCORPORATED BY REFERENCE

    AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE INCORPORATED BY
REFERENCE:

              DOCUMENT                                       PART--FORM 10-K
              --------                                       ---------------

ANNUAL REPORT OF THE REGISTRANT TO ITS SHAREHOLDERS FOR
  THE YEAR ENDED DECEMBER 31, 1993                           PARTS I, II, IV

PROXY STATEMENT FOR THE 1994 ANNUAL MEETING OF
SHAREHOLDERS.                                                PART III

"Item 14(a)(3)--Exhibits" is hereby amended by inserting the following entries:


 No. 23-1 Consent of KPMG Peat Marwick (relating to report dated June 24, 1994, Mercantile Bancorporation Inc. Savings and
             Incentive Plan financial statements.)

 No. 23-2    Consent of KPMG Peat Marwick (relating to report dated March
             31, 1994, United Postal Savings Savings Investment Plan financial statements.)

 No. 99      Report of the Independent Auditors KPMG Peat Marwick dated
             June 24, 1994; Statements of Assets Available for Plan Benefits of Mercantile Bancorporation Inc. Savings and Incentive Plan as of December 31, 1993 and 1992; Statements of Changes in Assets Available For Plan Benefits for the years then ended; and the Notes and Schedules thereto; filed under cover of Form SE on June 29, 1994, are incorporated by reference herein.

 No. 99-1    Report of the Independent Auditors KPMG Peat Marwick dated
             March 31, 1994; Statement of Net Assets Available for Plan Benefits of United Postal Savings Savings Investment Plan as of December
             31, 1993; Statement of Changes in Net Assets Available For Plan Benefits for the year then ended; and the Notes and Schedules thereto; filed under cover of Form SE on June 29, 1994, are incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)   (1)   Financial Statements: Incorporated herein by reference, are listed in Item 8 hereof.

       (2)   Financial Statement Schedules:

             None.

       (3)   Exhibits:

    No. 3-1 Restated Articles of Incorporation of the Registrant, as amended and currently in effect, filed as Exhibit 3.1 to Registrant's Registration Statement No. 33-63196, are incorporated herein by reference.

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

    No. 10-2 Deferred Compensation Plan for Directors of Mercantile Bancorporation Inc. and Subsidiaries, filed as Exhibit 10-3 to Registrant's Report on Form 10-K for the year ended December 31, 1983, is incorporated herein by reference.

    No. 10-3 Retirement Plan for Directors of Mercantile Bancorporation Inc., filed as Exhibit 10-5 to Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

    No. 10-4 The Mercantile Bancorporation Inc. Executive Incentive Compensation Plan, filed as Exhibit 10-6 to Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

    No. 10-5 The Mercantile Bancorporation Inc. Employee Stock Purchase Plan, filed as Exhibit 10-7 to Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

    No. 10-6 The Mercantile Bancorporation Inc. 1991 Employee Incentive Plan, filed as Exhibit 10-7 to Registrant's Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

    No. 10-7 Form of Employment Agreement for Thomas H. Jacobsen, as amended, filed as Exhibit 10-8 to Registrant's Report on Form 10-K for the year ended December 31, 1989, is incor-porated herein by reference.

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

    No. 13 Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993.

    No. 21     Subsidiaries of the Registrant as of March 10, 1994.

    No. 23     Consent of KPMG Peat Marwick.

    No. 23-1 Consent of KPMG Peat Marwick (relating to report dated June 24, 1994, Mercantile Bancorporation Inc. Savings and Incentive Plan financial statements.)

    No. 23-2   Consent of KPMG Peat Marwick (relating to report dated
               March 31, 1994, United Postal Savings Savings Investment Plan financial statements.)

    No. 24     Power of Attorney.

    No. 99     Report of the Independent Auditors KPMG Peat Marwick dated
               June 24, 1994; Statements of Assets Available for Plan Benefits of Mercantile Bancorporation Inc. Savings and Incentive Plan as of December 31, 1993 and 1992; Statements of Changes in Assets Available For Plan Benefits for the years then ended; and the Notes and Schedules thereto; filed under cover of Form SE on June 29, 1994, are incorporated by reference herein.

    No. 99-1 Report of the Independent Auditors KPMG Peat Marwick dated March 31, 1994; Statement of Net Assets Available for Plan Benefits of United Postal Savings Savings Investment Plan as of December 31, 1993; Statement of Changes in Net Assets Available For Plan Benefits for the year then ended; and the Notes and Schedules thereto; filed under cover of Form SE on June 29, 1994, are incorporated by reference herein.

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

Pro Forma Combined Consolidated Balance Sheet as of September 30, 1993
(Unaudited)

Pro Forma Combined Consolidated Income Statement for the nine months ended September 30, 1993 (Unaudited)

Pro Forma Combined Consolidated Income Statement for the nine months ended September 30, 1992 (Unaudited)

Notes to Pro Forma Combined Consolidated Financial Statements (Unaudited)

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                            MERCANTILE BANCORPORATION INC.
                                    (Registrant)




Date:  June 28, 1994           By: s/W. RANDOLPH ADAMS
                                      W. Randolph Adams
                                      Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.
- - -----------

   No. 23-1 Consent of KPMG Peat Marwick (relating to report dated June 24, 1994, Mercantile Bancorporation Inc. Savings and Incentive Plan financial statements.)

   No. 23-2 Consent of KPMG Peat Marwick (relating to report dated March 31, 1994, United Postal Savings Savings Investment Plan financial statements.)