Form 10-Q
period 1994-06-30
MERCANTILE BANCORPORATION INC
filed 1994-08-15
CIK 64907

                                      FORM 10-Q

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



For Quarter Ended  June 30, 1994  Commission File Number  1-11792
                  ----------------                       ---------


                      Mercantile Bancorporation Inc.
- - -----------------------------------------------------------------------

         (Exact Name of Registrant as Specified in Its Charter)


         Missouri                                   43-0951744
- - -----------------------------------------------------------------------

   (State of Incorporation)        (IRS Employer Identification No.)


    P.O. Box 524         St. Louis, Missouri             63166-0524
- - -----------------------------------------------------------------------

   (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, Including Area Code (314) 425-2525
                                                   --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 X
               ------               -----
                Yes                  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $5.00 par value, 43,203,489 shares outstanding as of the close of business on July 31, 1994.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements.

The following consolidated financial statements, included in the Quarterly
Report of the Registrant to its Shareholders for the quarter ended June 30, 1994, attached hereto as Exhibit 19, are incorporated herein by reference:

                                                          Quarterly Report
                  STATEMENT                                  Reference
- - -----------------------------------------------------     ----------------
Consolidated Statement of Income - Three Months and
  Six Months ended June 30, 1994 and 1993.                     Page 18

Consolidated Balance Sheet as of June 30, 1994
  and December 31, 1993.                                       Page 19

Consolidated Statement of Cash Flows - Six Months
  ended June 30, 1994 and 1993.                                Page 21

The following notes to the consolidated financial statements are included as a part of this report:

   Mercantile Bancorporation Inc. and Subsidiaries
   Notes to Consolidated Financial Statements

NOTE 1

The consolidated financial statements include all adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods and are of a normal recurring nature.

NOTE 2

On February 10, 1994, the Registrant declared a three-for-two stock split, in the form of a dividend, which was distributed on April 11, 1994 to shareholders of record on March 10, 1994. All per share amounts and average shares outstanding have been restated to give effect to the stock split.

NOTE 3

Effective January 3, 1994, the Registrant acquired Metro Bancorporation, a Waterloo, Iowa-based bank holding company with assets totaling $370 million. Effective February 1, 1994, the Registrant acquired United Postal Bancorp, Inc., holding company for United Postal Savings Association, with total assets approximating $1.3 billion. Both of these acquisitions were accounted for as poolings-of-interests. The historical consolidated financial statements as of December 31, 1993 and for the three and six month periods ended June 30, 1993 have been restated to reflect this transaction.

Net income and net income per share for the Registrant and the pooled companies prior to restatement were as follows:

                                             ($ in thousands except
                                                 per share data)
                                             ----------------------

                                    Three months ended      Six months ended
                                      June 30, 1993           June 30, 1993
                                    ------------------      ----------------
       REGISTRANT

         Net income                       $28,089                $55,268

         Net income per share                 .80                   1.58

       METRO BANCORPORATION

         Net income                         1,675                  2,558

         Net income per share                3.23                   4.93

       UNITED POSTAL BANCORP, INC.

         Net income                         4,083                  9,086

         Net income per share                 .68                   1.51



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 4 - 17 in the Quarterly Report of the Registrant to its Shareholders for the quarter ended June 30, 1994, is incorporated herein by reference.


PART II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)       Exhibits:

                  3(i) Articles of Incorporation of the Registrant, as amended.

                  10-1  The Mercantile Bancorporation Inc. 1994
                        Stock Incentive Plan, filed on April 28, 1994 as Appendix B to the Definitive Proxy Materials of Registrant, is incorporated herein by reference.

                  10-2  The Mercantile Bancorporation Inc. 1994
                        Executive Incentive Compensation Plan, filed on April 28, 1994 as Appendix C to the Definitive Proxy Materials of Registrant, is incorporated herein by reference.

                  10-3  The Mercantile Bancorporation Inc.
                        Voluntary Deferred Compensation Plan, filed on
                        April 28, 1994 as Appendix D to the Definitive Proxy Materials of Registrant, is incorporated by reference.

                  10-4  The Mercantile Bancorporation Inc. 1994
                        Stock Incentive Plan For Non-Employee
                        Directors, filed on April 28, 1994 as Appendix E to the Definitive Proxy Materials of Registrant, is incorporated herein by reference.


                  19 Quarterly Report of the Registrant to its Shareholders for the quarter ended June 30, 1994.

        (b)       Reports on Form 8-K:

                  Registrant filed one (1) report on Form 8-K during the quarter ended June 30, 1994. In that report, dated June 17, 1994, under Item 5, Registrant filed supplemental consolidated financial statements for the years ended December 31, 1993, 1992 and 1991, which statements restated Registrant's historical consolidated financial statements for those years to reflect the acquisitions of Metro Bancorporation ("Metro") on January 3, 1994 and United Postal Bancorp, Inc. ("UPBI") on February 1, 1994 (the "Supplemental Financial Statements"). Both transactions were accounted for under the pooling-of-interests method of accounting.

                  In addition, under Item 7, Registrant filed the consent of KPMG Peat Marwick to incorporation by reference of its report on the Supplemental Financial Statements into active registration statements of the Registrant.


                  The June 17, 1994 Form 8-K included the financial statements, notes and auditor's report listed below:

                       Independent Auditors' Report of KPMG Peat Marwick dated June 3, 1994.

                       Supplemental Consolidated Statement of Income for the years ended December 31, 1993, 1992 and 1991.

                       Supplemental Consolidated Balance Sheet as of December 31, 1993, 1992 and 1991.

                       Supplemental Consolidated Statement of Changes in Shareholders' Equity for the years ended
                       December 31, 1993, 1992 and 1991.

                       Supplemental Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

                       Notes to Supplemental Consolidated Financial
                       Statements.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MERCANTILE BANCORPORATION INC.
                                                   (Registrant)



Date    August 15 , 1994                   s/W. Randolph Adams
     -------------------------------       ------------------------------------
                                           W. Randolph Adams
                                           Chief Financial Officer

                                   EXHIBIT INDEX
                                   --------------

Exhibit No.   Description                                           Location
- - -----------   -----------                                           --------

  3(i)        Articles of Incorporation of Registrant,
               as amended.                                       Included herein

  10-1        The Mercantile Bancorporation Inc. 1994
               Stock Incentive Plan, filed on
               April 28, 1994 as Appendix B to the
               Definitive Proxy Materials of                     Incorporated herein
               Registrant.                                          by reference

  10-2        The Mercantile Bancorporation Inc. 1994
               Executive Incentive Compensation Plan,
               filed on April 28, 1994 as Appendix C to
               the Definitive Proxy Materials of                 Incorporated herein
               Registrant.                                          by reference

  10-3        The Mercantile Bancorporation Inc.
               Voluntary Deferred Compensation Plan,
               filed on April 28, 1994 as Appendix D
               to the Definitive Proxy Materials of              Incorporated herein
               Registrant.                                          by reference

  10-4        The Mercantile Bancorporation Inc. 1994
               Stock Incentive Plan for Non-Employee
               Directors, filed on April 28, 1994 as
               Appendix E to the Definitive Proxy                Incorporated herein
               Materials of the Registrant.                         by reference


    19        Quarterly Report of the Registrant to its
               Shareholders for the quarter ended
               June 30, 1994.                                    Included herein
