Form 10-Q
period 1994-09-30
MERCANTILE BANCORPORATION INC
filed 1994-11-14
CIK 64907

                                 FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For Quarter Ended  September 30, 1994  Commission File Number  1-11792
                  --------------------                       ---------

                       Mercantile Bancorporation Inc.
- ----------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)


         Missouri                                   43-0951744
- ----------------------------------------------------------------------
   (State of Incorporation)        (IRS Employer Identification No.)


    P.O. Box 524         St. Louis, Missouri             63166-0524
- ----------------------------------------------------------------------
   (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, Including Area Code (314) 425-2525
                                                   -------------------

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


Common Stock, $5.00 par value, 43,278,025 shares outstanding as of the close of business on October 31, 1994.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements.

The following consolidated financial statements, included in the Quarterly
Report of the Registrant to its Shareholders for the quarter ended
September 30, 1994, attached hereto as Exhibit 19, are incorporated herein by reference:
                                                            Quarterly Report
                  STATEMENT                                     Reference
- -------------------------------------------------------     ----------------

Consolidated Statement of Income - Three Months and
  Nine Months ended September 30, 1994 and 1993.                   Page 18

Consolidated Balance Sheet as of September 30, 1994
  and December 31, 1993.                                           Page 19

Consolidated Statement of Cash Flows - Nine Months
  ended September 30, 1994 and 1993.                               Page 21

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

NOTE 3

Effective January 3, 1994, the Registrant acquired Metro Bancorporation, a Waterloo, Iowa-based bank holding company with assets totaling $370 million. Effective February 1, 1994, the Registrant acquired United Postal Bancorp, Inc., holding company for United Postal Savings Association, with total assets approximating $1.3 billion. Both of these acquisitions were accounted for as poolings-of-interests. The historical consolidated financial statements as of December 31, 1993 and for the three and nine month periods ended September 30, 1993 have been restated to reflect this transaction.

Net income and net income per share for the Registrant and the pooled companies prior to restatement were as follows:

                                              ($ in thousands except
                                                  per share data)
                                              ----------------------

                                  Three months ended      Nine months ended
                                  September 30, 1993      September 30, 1993
                                ----------------------  ----------------------
       REGISTRANT
        Net income                      $30,263                $85,531

        Net income per share                .85                   2.43

     METRO BANCORPORATION

       Net income                         1,044                  3,602

       Net income per share                2.01                   6.94

     UNITED POSTAL BANCORP, INC.

       Net income                         4,254                 13,340

       Net income per share                 .71                   2.23



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 4 - 17 in the Quarterly Report of the Registrant to its Shareholders for the quarter ended September 30, 1994, is incorporated herein by reference.


PART II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits:


              19 Quarterly Report of the Registrant to its Shareholders for the quarter ended September 30, 1994.


              27    Financial Data Schedule

        (b)   Reports on Form 8-K:

              Registrant filed one (1) Current Report on Form 8-K during the quarter ended September 30, 1994. In that report dated October 3, 1994, under Item 5, Registrant disclosed that on September 21, 1994 it had entered into, and briefly described certain of the terms of, an Agreement and Plan of Merger (the "Merger Agreement") with Central Mortgage Bancshares, Inc. ("Central"). Pursuant to that Merger Agreement Registrant would acquire Central through merger of Central with and into a wholly-owned subsidiary of Registrant, with the shareholders of Central to receive
              0.5970 of a share of Registrant common stock, par value $5.00 per share, for each share of Central common stock, par value $1.00 per share. Said Current Report also briefly described the terms of an Investment Agreement between Registrant and Central and Voting Agreements between Registrant and certain directors of Central entered into simultaneously with the execution of the Merger Agreement.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MERCANTILE BANCORPORATION INC.
                                             (Registrant)



Date    November 14, 1994           s/W. Randolph Adams
     -------------------------      -------------------------------------
                                    W. Randolph Adams
                                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.   Description                                               Location
- -----------   -----------                                               --------

    19        Quarterly Report of the Registrant to its
              Shareholders for the quarter ended September 30, 1994.    Included herein

    27        Financial Data Schedule                                   Included herein