Form 10-K405
MERCANTILE BANCORPORATION INC
filed 1995-03-31
CIK 64907

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          -----------------------

                                 FORM 10-K
                          -----------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994      COMMISSION FILE NO. 1-11792

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

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 10, 1995:

              COMMON STOCK, $5.00 PAR VALUE, $1,488,634,772

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 10, 1995:

        COMMON STOCK $5.00 PAR VALUE, 45,681,034 SHARES OUTSTANDING

                    DOCUMENTS INCORPORATED BY REFERENCE

    AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE INCORPORATED BY
REFERENCE:
                     DOCUMENT                                                PART--FORM 10-K
                     --------                                                ---------------
ANNUAL REPORT OF THE REGISTRANT TO ITS SHAREHOLDERS FOR THE YEAR ENDED
  DECEMBER 31, 1994                                                          PARTS I, II, IV

PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF SHAREHOLDERS                  PART III

                             PART I

ITEM I. BUSINESS

                           THE COMPANY


   Mercantile Bancorporation Inc. ("Mercantile" or "Registrant") is a holding company which, as of March 10, 1995, owned all the stock (except for directors' qualifying shares) of Mercantile Bank of St. Louis National Association ("Mercantile Bank"), 40 commercial banks located throughout Missouri, southern Illinois, eastern Kansas, and northern Iowa, one savings and loan association located in Lebanon, Missouri, and other non-banking subsidiaries. At December 31, 1994, Mercantile's consolidated assets were $12,241,794,000, consolidated loans were $8,114,845,000, consolidated deposits were $9,053,859,000 and
consolidated shareholders' equity was $1,068,250,000.   At Decem-
ber 31, 1994, Mercantile Bank and its consolidated subsidiaries had assets of $6,351,671,000, loans of $3,936,710,000, deposits of $3,881,183,000 and shareholder's equity of $524,064,000.

   Mercantile has its principal offices at P.O. Box 524, St.
Louis, Missouri 63166-0524 (telephone number 314-425-2525).

                            BUSINESS

GENERAL

   Mercantile was organized on March 10, 1970, as a Missouri corporation for the purpose of becoming a multi-bank holding company. Mercantile commenced operations as a bank holding com-pany in March 1971. Since then Mercantile has acquired and organized additional banks, bank holding companies and savings and loan associations which are located throughout Missouri, southern Illinois, eastern Kansas, and northern Iowa.

FINANCIAL SUMMARY OF MERCANTILE

   A financial summary of Mercantile and its consolidated
subsidiaries is detailed below:
                                               DECEMBER 31
                       ---------------------------------------------------------------
                           1994         1993         1992         1991         1990
                           ----         ----         ----         ----         ----
                                                  (THOUSANDS)
Total assets           $12,241,794  $12,141,127  $12,273,028  $10,765,280  $10,136,510

Loans and leases         8,114,845    7,381,774    7,499,221    6,945,537    6,883,722

Investments in debt
and equity securities    3,033,775    3,401,178    3,401,277    2,474,766    1,886,145

Deposits                 9,053,859    9,602,083    9,927,959    8,776,421    8,277,953

Shareholders' equity     1,068,250      958,557      851,324      690,262      580,913

SUBSIDIARIES

   The table setting forth the names and locations of Mercantile's subsidiary financial institutions as well as their total assets, shareholder's equity and return on assets as of December 31, 1994, is included on page 12 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.

   Mercantile acquired a number of subsidiaries in transactions that closed in 1994 and in the first two months of 1995. Effective January 3, 1994, Mercantile acquired Metro Bancorporation, a Waterloo, Iowa-based bank holding company with assets of approximately $370 million. A total of 1,638,278 shares of Mercantile common stock were issued in the transaction, which was accounted for as a pooling-of-interests. Effective February 1, 1994, Mercantile consummated its acquisition of United Postal Bancorp, Inc. ("UPBI"), the holding company for United Postal Savings Association ("UPSA"), a Missouri-chartered savings association, which at the time of acquisition had assets of approximately $1.3 billion. A total of 5,631,953 shares of Mercantile common stock were issued in the acquisition transaction, which was accounted for as a pooling-of-interests. On August 16, 1994, UPSA was merged into Mercantile Bank.

   Effective January 3, 1995, Mercantile acquired UNSL Financial Corp. ("UNSL") a Lebanon, Missouri-based holding company for United Savings Bank, a Missouri-chartered savings bank with assets of approximately $508 million. A total of 1,578,107 shares of Mercantile common stock were issued in the transaction, which was accounted for as a pooling-of-interests. Also effective January 3, 1995, Mercantile acquired Wedge Bank, an Illinois-chartered bank headquarted in Alton, Illinois, which at the time of acquisition had assets of approximately $196 million. A total of 969,954 shares of Mercantile common stock were issued in the transaction, which was accounted for as a pooling-of-interests.

   In addition Mercantile has announced signed agreements to acquire five other holding companies.

   On September 21, 1994, Mercantile announced that it had signed an agreement to acquire Central Mortgage Bancshares, Inc. ("Central Mortgage"), a $650 million asset-bank holding company based in Kansas City, Missouri. The transaction is expected to be consummated in the second quarter of 1995. Approximately 2,625,000 shares of Mercantile common stock will be issued upon consummation of the acquisition, which will be accounted for as a pooling-of-interests. At a meeting held on January 24, 1995 the shareholders of Central Mortgage approved the terms of the acquisition.

   On December 5, 1994, Mercantile announced its intention to enter the Arkansas banking market through the acquisition of TCBankshares, Inc. ("TCB"), a $1.4 billion asset-holding company which owns six banks in central, northern and western Arkansas. Approximately 4,750,000 shares of Mercantile common stock, 5,300 shares of Mercantile Series B-1 Preferred Stock, and 9,500 shares of Mercantile Series B-2 Preferred Stock, will be issued in the acquisition, which is anticipated will be consummated in the second quarter of 1995. The transaction will be accounted for as a pooling-of-interests. The shareholders of TCB have signed agreements pursuant to which each has agreed to vote all shares owned in favor of the acquisition.

   On December 23, 1994, Mercantile announced that it had signed an agreement to acquire Plains Spirit Financial Corporation, the holding company for the Davenport, Iowa-based First Federal Savings Bank of Iowa, a federally chartered savings bank with assets of approximately $439 million. It is anticipated that the transaction will be consummated late in the second quarter of 1995. Shareholders of Plains Spirit Financial Corporation will receive a combination of cash and up to 1.4 million shares of Mercantile common stock in exchange for their Plains Spirit stock. The acquisition will be accounted for as a purchase.

   On January 27, 1995, Mercantile announced that it had signed an agreement to acquire Southwest Bancshares, Inc., the holding company for Southwest Bank, a $176 million-asset, Missouri-chartered bank located in Bolivar, Missouri. Approximately 675,000 shares of Mercantile common stock will be issued upon consummation of the acquisition, which is anticipated will occur in the third quarter of 1995. The acquisition will be accounted for as a pooling-of-interests.

   On February 17, 1995, Mercantile announced that it had signed an agreement to acquire AmeriFirst Bancorporation Inc., the $164 million-asset holding company for AmeriFirst Bank, a Missouri-chartered bank located in southeast Missouri. Approximately 661,000 shares of Mercantile common stock will be issued in exchange for the outstanding stock of AmeriFirst Bancorporation upon consummation of the merger, which is anticipated will occur in the third quarter of 1995. The acquisition will be accounted for as a pooling-of-interests.

   Except as may otherwise be indicated above, consummation of each of the above-listed pending acquisitions is subject to approval by all appropriate regulatory authorities and the shareholders of each of the companies to be acquired.

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

   Mercantile had 149 full-time equivalent employees at December
31, 1994. Mercantile uses the premises of Mercantile Bank for its offices. Mercantile pays Mercantile Bank a fee for services and facilities furnished to it.


EMPLOYEES

   At December 31, 1994, Mercantile and its subsidiaries had
5,656 full-time equivalent employees. Mercantile provides a variety of employment benefits and believes it enjoys a good relationship with its employees.


OPERATIONS

   Financial Services. Through its subsidiary financial institutions, Mercantile offers complete banking and trust services to the commercial, industrial, residential and agricultural areas which it serves. Services include commercial, real estate, installment and credit card loans, checking, savings and time deposits, trust and other fiduciary services, and various other customer services such as bond trading, direct equipment lease financing, international banking and safe deposit services.

   Most subsidiary financial institutions serve only the general area in which they are located, predominantly in the 7th, 8th and 10th Federal Reserve Districts. In general, the smaller subsidiary banks are engaged primarily in retail banking, with most of the business and commercial activities centered in the larger subsidiary banks. Membership in Mercantile's subsidiary group provides each subsidiary institution with a means of satisfying the credit needs of its customers beyond its own legal lending limit.

   Correspondent Banking. In addition to Mercantile's services for individuals and corporations, its largest subsidiary bank, Mercantile Bank, is a bankers' bank. Mercantile Bank is a correspondent bank for 552 commercial banks located throughout the United States. Correspondent banking services to banks in Kansas and western Missouri are provided through Mercantile Bank of Kansas City and Mercantile Bank of Topeka. In addition, Mercantile Bank of Joplin provides correspondent services for banks in its area. Correspondent banking services include the processing of checks and collection items, loan assistance and assistance with training and operations.

   Trust and Investment Advisory Services. Mercantile, through its subsidiaries, offers clients all types of fiduciary services, ranging from the management of funds for individuals, corporate retirement plans and charitable foundations to the administration of estates and trusts. To investors it offers portfolio manage-ment, advisory and custodian services. For corporations, governmental bodies and public authorities, Mercantile subsidiaries act as fiscal and paying agent, transfer agent, registrar and trustee under corporate indentures and pension and profit sharing trust agreements. Mercantile Trust Company National Association is a nationally-chartered bank which provides individual trust services. Mississippi Valley Advisors Inc., a registered investment advisor and subsidiary of Mercantile Bank, among other things provides investment advisory services for employee benefit funds, including pension and profit-sharing plans, endowment funds and registered mutual funds. At December 31, 1994, Mercantile subsidiaries managed investments with a market value of approximately $12.0 billion and administered $4.6 billion in non-managed assets. Certain of Mercantile's subsidiary banks provide trust and investment services to individual and corporate customers with assistance from Mercantile Bank.

   Investment and Underwriting Activities. Mercantile Bank offers a wide range of investment services to individuals, corporations, correspondent banks and others. Included in those services are foreign exchange, derivative products, money market and bond trading operations which serve banks and corporations in the purchase and sale of various investments and/or hedging instruments. In addition, Mercantile Bank is registered as a municipal securities dealer.

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

   International. Mercantile Bank maintains accounts at 39 foreign banks, and 45 foreign banks maintain accounts at Mercantile Bank. In addition, Mercantile Bank is engaged in providing its customers with international banking services. Mercantile Bank and Mercantile Bank of Kansas City offer a wide range of services to their customers involved in international business including currency exchange and letters of credit. Customers of other subsidiary banks with a need for such services are referred to these banks.

   Mercantile Bank maintains a branch in the City of Georgetown in the Grand Cayman Islands. This branch enables Mercantile Bank to participate in the Eurodollar market for deposits and loans.
At December 31, 1994, total deposits of the foreign branch amounted to $245,935,000.


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

   Missouri law currently allows Missouri banks and bank holding companies to acquire, and be acquired by, similar entities in states contiguous to Missouri which have reciprocal laws. To date, Mercantile has made acquisitions in Illinois, Kansas and Iowa. Mercantile currently has a pending acquisition in Arkansas. At March 10, 1995, all states contiguous to Missouri had enacted laws permitting interstate acquisitions on a regional or nationwide, reciprocal or nonreciprocal basis, and all such laws were in effect as of such date. In addition, a number of other non-contiguous states have enacted laws which allow acquisitions of banks and bank holding companies located therein by similar entities regardless of location or reciprocity of law in such entities' domicile state.

   In September 1994 legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and managed, beginning September 29, 1995, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state,
(ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) by permitting banks, beginning September 29, 1995, to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of this legislation will be to permit Mercantile to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Missouri. Overall, this legislation is likely to have the effects of increasing competition and promoting geographic diversification in the banking industry.

SUPERVISION AND REGULATION

   General. As a bank holding company, Mercantile is subject to regulation under the Bank Holding Company Act of 1956, as amended, ("BHCA") and its examination and reporting requirements. Under the BHCA, a bank holding company may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank or savings and loan association, without the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

   As a savings and loan holding company Mercantile is also subject to regulatory oversight by the Office of Thrift Supervision (the "OTS") under the Home Owner's Loan Act of 1933, as amended. As such, Mercantile is required to register and file reports with the OTS and is subject to regulation by the OTS. In addition, the OTS has enforcement authority over Mercantile which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to its subsidiary savings association.

   Mercantile and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies.
The earnings of Mercantile's subsidiaries, and therefore the earnings of Mercantile, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve
Board, the Federal Deposit Insurance Corporation ("FDIC"), the OTS and the Office of the Comptroller of the Currency (the "Comptroller"). In addition, there are numerous governmental requirements and regulations that affect the activities of Mercantile and its subsidiaries.

   Certain Transactions with Affiliates. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending bank's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus.

   Payment of Dividends. Mercantile is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of Mercantile's revenues is dividends from its national and state banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends the affiliate banks can pay to Mercantile without regulatory approval. The approval of the appropriate bank regulator is required for any dividend by a national bank or state member bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. In addition, a national bank or a state member bank may not pay a dividend in an amount greater than its net profits then on hand. The payment of dividends by any affiliate bank may also be affected by other factors, such as the maintenance of adequate capital for such affiliate bank.

   Capital Adequacy. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies.

   In general, the risk-related standards require banks and bank holding companies to maintain certain capital levels based on "risk-adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments. Mercantile and each of its subsidiary financial institutions exceed all applicable capital adequacy standards.

   FDIC Insurance Assessments. The subsidiary depository institutions of Mercantile are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Under this schedule, the annual premiums initially range from $.23 to $.31 for every $100 of deposits. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification assigned to the institution by the FDIC. As of December 31, 1994, all Mercantile subsidiary depository institutions were categorized as "well capitalized".

   The Financial Institutions Reform, Recovery and Enforcement
Act of 1989 adopted in August 1989 to provide for the resolution of insolvent savings associations, also required the FDIC to establish separate deposit insurance funds -- the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. The law also requires the FDIC to set deposit insurance assessments at such levels as will cause BIF and SAIF to reach their "designated reserve ratios" of
1.25 percent of the deposits insured by them within a reasonable period of time. Due to low costs of resolving bank insolvencies in the last few years, BIF is expected to reach its designated reserve ratio in mid-1995. As a result, the FDIC recently proposed to lower deposit insurance assessment rates on banks by revising the range to $.04 to $.31 for every $100 of deposits. However, the balance in SAIF is not expected to reach the designated reserve ratio until about the year 2002, as the law provides that a significant portion of the costs of resolving past insolvencies of savings associations must be paid from this source.
Accordingly, it is likely that SAIF rates will be significantly higher than BIF rates in the future. Since Mercantile has acquired substantial amounts of SAIF-insured deposits during the years from 1989 to the present, which deposits have not been converted from SAIF to BIF, it will be required to pay insurance assessments on these acquired deposits at rates significantly higher than the rates charged by BIF until such time that the rates are equalized. Mercantile does not expect that its SAIF deposit insurance costs will have a significant adverse effect on its earnings.

   Support of Subsidiary Banks. Under Federal Reserve Board policy, Mercantile is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each of the subsidiaries in circumstances where it might not choose to do so absent such a policy. In addition, any capital loans by Mercantile to any of its subsidiaries would also be subordinate in right of payment to deposits and certain other indebtedness of such subsidiary. This support may be required at times when Mercantile may not find itself able to provide it.

   Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

   FIRREA and FDICIA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a cross-guarantee provision which could result in insured depository institutions owned by Mercantile being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Mercantile. Under FIRREA, failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made extensive changes to the federal banking laws. FDICIA instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits. FDICIA contains various other provisions that may affect the operations of banks and savings institutions.

   The prompt corrective action provision of FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories ("well capitalized," "adequately capitalized" or one of three "undercapitalized" categories) and to take progressively more restrictive actions based on the capital categorization, as specified below. Under FDICIA, capital requirements would include a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any relevant capital measure.

   The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it: (i) had a risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier 1 capital to risk-adjusted assets of 6% or greater; (iii) had a ratio of Tier 1 capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
An association will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier 1 capital to risk-adjusted assets of 4% or greater; and (iii) had a ratio of Tier 1 capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater). As previously discussed, all Mercantile subsidiary financial institutions as of December 31, 1994 were categorized as "well capitalized".

   FDICIA makes extensive changes in existing rules regarding audits, examinations and accounting. It generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also imposes new responsibilities on management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance sheet liabilities and assets.

   Depositor Preference Statute. Legislation enacted in August 1993 provides a preference for deposits and certain claims for administrative expenses and employee compensation against an insured depository institution in the liquidation or other resolution of such an institution by any receiver. Such obligations would be afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, as well as any obligation to shareholders of such an institution in their capacity as such.

   Community Development Legislation. The Riegle Community Development and Regulatory Improvement Act of 1994 is intended to (i) increase the flow of loans to businesses in distressed communities by providing incentives to lenders to provide credit within those communities, (ii) remove impediments to the securitization of small business loans, (iii) provide for a reduction in paperwork and a streamlining of bank regulation through, for example, the coordination of examinations in a bank holding company context, a reduction in the number of currency transaction reports required, improvements to the National Flood Insurance Program that include enabling lenders to force place flood insurance, and (iv) increase the level of consumer protection provided to customers in banking transactions. Mercantile believes that these provisions of the new law will not have a material effect on its operation.

STATISTICAL DISCLOSURES

   The following statistical disclosures, except as noted, are included in the Annual Report of the Registrant to its
Shareholders for the year ended December 31, 1994, and
incorporated herein by reference.
                                                                                     ANNUAL REPORT
   SCHEDULE                                                                            REFERENCE
   --------                                                                          -------------
I.   DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
     INTEREST RATES AND INTEREST DIFFERENTIAL

     A.   Average Balance Sheets                                                             Page 66
     B.   Analysis of Net Interest Earnings (included herein at page 9)                          N/A
     C.   Taxable-equivalent Rate-Volume Analysis (included herein at page 9)                    N/A

II.  INVESTMENT PORTFOLIO

     A.   Book Value by Type of Security                                             Note E, Page 52
     B.   Maturity Distribution (included herein at page 10)                                     N/A

III. LOAN PORTFOLIO

     A.   Types of Loans                                                         Exhibit 23, Page 30
     B.   Maturities and Sensitivities to Changes in Interest Rates              Exhibit 23, Page 30
     C.   Risk Elements
          1.  Non-accrual, Past Due and Restructured Loans                       Exhibit 28, Page 34
                                                                                 Exhibit 29, Page 35
                                                                                Note A, Pages 48, 49
          2.  Potential Problem Loans                                            Commentary, Page 35
          3.  Foreign Outstandings                                                               <F*>

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A.   Reserve for Possible Loan Losses                                       Exhibit 25, Page 32
                                                                                 Commentary, Page 31
                                                                                     Note A, Page 48
     B.   Allocation of the Reserve for Possible Loan Losses                     Exhibit 27, Page 33

V.   DEPOSITS

     A.   Average Balances and Rates Paid by Deposit Category                                Page 66
     B.   Maturity Distribution of Certain CDs and Time Deposits                 Exhibit 13, Page 24

VI.  RETURN ON EQUITY AND ASSETS                                                  Exhibit 2, Page 15

VII. SHORT-TERM BORROWINGS (included herein at page 11)                                        N/A

<F*>There were no significant interest bearing deposits with foreign banks at December 31, 1994, 1993 or
1992.

------------------------------------------------------------------------------------------------------------------------------------
TAXABLE-EQUIVALENT RATE-VOLUME ANALYSIS
                                                                                                    INCREASE (DECREASE)
                                                                                         -----------------------------------------
     AVERAGE VOLUME       AVERAGE RATE<F1>                                   INTEREST        1993 TO 1994        1992 TO 1993
  -----------------------------------------                              --------------- -------------------- --------------------
  1994    1993    1992   1994   1993   1992                              1994  1993 1992 RATE<F2> VOL.  TOTAL RATE<F2> VOL.  TOTAL
  ----    ----    ----   ----   ----   ----                              ----  ---- ---- -------- ----  ----- -------- ----  -----
              ($ in Millions)                                                                  ($ in Millions)
                                             INTEREST INCOME
                                             Loans and leases<F3>
$ 2,077 $ 2,009 $ 2,053  7.23%  6.54%  6.99%    Commercial               $150  $132 $143   $ 14   $  4  $ 18   $ (8)   $ (3) $(11)
  1,260   1,301   1,315  8.18   8.00   8.25     Real estate-commercial    103   104  109      2     (3)   (1)    (3)     (2)   (5)
    173     156     167  8.39   7.28   7.76     Real estate-construction   15    11   13      2      2     4     (1)     (1)   (2)
  2,332   2,347   2,465  7.55   7.90   8.72     Real estate-residential   176   186  215     (8)    (2)  (10)   (19)    (10)  (29)
  1,029     934     921  8.33   9.01   9.77     Consumer                   86    84   90     (7)     9     2     (7)      1    (6)
    751     665     521 16.01  16.27  16.31     Credit card               120   108   85     (2)    14    12      -      23    23
      -       1       2  6.69   6.72   6.91     Foreign                     -     -    -      -      -     -      -       -     -
------- ------- -------                                                  ----  ---- ----   ----   ----  ----   ----    ----  ----
  7,622   7,413   7,444  8.52   8.43   8.80       Total Loans and Leases  650   625  655      1     24    25    (38)      8   (30)
                                             Investments in debt and
                                                equity securities
     11      14      12  5.12   5.32   5.75     Trading                     1     1    1      -      -     -      -       -     -
  3,021   3,144   2,786  5.46   5.84   7.01     Taxable                   165   183  195    (11)    (7)  (18)   (37)     25   (12)
    240     234     191  8.06   8.41   9.40     Tax-exempt                 19    20   18     (1)     -    (1)    (2)      4     2
------- ------- -------                                                  ----  ---- ----   ----   ----  ----   ----    ----  ----
  3,272   3,392   2,989  5.65   6.01   7.16       Total                   185   204  214    (12)    (7)  (19)   (39)     29   (10)
                                             Short-term investments
                                                Federal funds sold and
    182     245     201  4.21   3.31   4.04       repurchase agreements     7     8    8      1     (2)   (1)    (2)      2     -
                                                Due from banks-interest
     44      74     117  4.22   3.54   5.03       bearing                   2     3    6      -     (1)   (1)    (1)     (2)   (3)
------- ------- -------                                                  ----  ---- ----   ----   ----  ----   ----    ----  ----
                                                  Total Short-term
    226     319     318  4.22   3.37   4.41         Investments             9    11   14      1     (3)   (2)    (3)      -    (3)
------- ------- -------                                                  ----  ---- ----   ----   ----  ----   ----    ----  ----
                                                  Total Interest
$11,120 $11,124 $10,751  7.59   7.55   8.21         Income<F1>           $844  $840 $883   $(10)  $ 14  $  4    $ -    $ 37  $(43)
======= ======= =======                                                  ====  ==== ====   ====   ====  ====   ====    ====  ====

                                             INTEREST EXPENSE
                                             Interest Bearing Deposits
 $1,564  $1,507  $1,283  1.87   2.11   2.95     Interest bearing demand  $ 29  $ 32 $ 38   $ (4)  $  1  $ (3)  $(13)   $  7  $ (6)
  1,617   1,643   1,533  2.92   2.76   3.41     Money market accounts      47    45   52      3     (1)    2    (11)      4    (7)
    904     865     737  2.32   2.57   3.35     Savings                    21    22   25     (2)     1    (1)    (7)      4    (3)
                                                Consumer time
                                                  certificates
  3,067   3,481   3,878  4.36   4.66   5.68       under $100,000          134   163  220     (9)   (20)  (29)   (35)    (22)  (57)
     34      82     107  3.18   2.75   3.88     Other time                  1     2    4      -     (1)   (1)    (1)     (1)   (2)
------- ------- -------                                                  ----  ---- ----   ----   ----  ----   ----    ----  ----

                                                  Total Interest Bearing
  7,186   7,578   7,538  3.23   3.48   4.50         Core Deposits         232   264  339    (12)   (20)  (32)   (67)     (8)  (75)
                                                Time certificates
    459     460     550  4.22   3.88   4.66       $100,000 and over        19    18   26      1      -     1     (4)     (4)   (8)
    109      31      23  4.95   4.38   3.72     Foreign                     6     1    1      1      4     5      -       -     -
------- ------- -------                                                  ----  ---- ----   ----   ----  ----   ----    ----  ----
                                                  Total Purchased
    568     491     573  4.36   3.91   4.62         Deposits               25    19   27      2      4     6     (4)     (4)   (8)
------- ------- -------                                                  ----  ---- ----   ----   ----  ----   ----    ----  ----

                                                  Total Interest Bearing
  7,754   8,069   8,111  3.32   3.51   4.51         Deposits              257   283  366    (10)   (16)  (26)   (71)    (12)  (83)
  1,043     818     821  4.24   2.90   3.70  Short-term borrowings         44    24   30     14      6    20     (6)      -    (6)
     13       -       -  6.19      -      -  Bank notes                     1     -    -      -      1     1      -       -     -
    292     275     237  7.62   8.02   8.95  Long-term debt                22    22   21     (1)     1     -     (2)      3     1
------- ------- -------                                                  ----  ---- ----   ----   ----  ----   ----    ----  ----
 $9,102  $9,162  $9,169  3.56   3.59   4.55       Total Interest Expense $324  $329 $417   $  3   $ (8) $ (5)  $(79)   $ (9) $(88)
======= ======= =======                                                  ====  ==== ====   ====   ====  ====   ====    ====  ====

                         4.03   3.96   3.66  NET INTEREST RATE SPREAD
                                             NET INTEREST RATE MARGIN
                                               AND NET INTEREST
                         4.67   4.59   4.33    INCOME<F1>                $520  $511 $466
                                                                         ====  ==== ====

<F1> Taxable-equivalent basis. Includes tax-equivalent adjustments of
     $9,114,000, $9,574,000 and $9,570,000 for 1994, 1993 and 1992,
     respectively, based on Federal income tax rates of 35% for 1994 and 1993, and 34% for 1992.

<F2> The rate-volume variance is allocated entirely to rate.

<F3> Income from loans on non-accrual status is included in loan income on a cash basis, while non-accrual loan balances are included in average volume.
----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
INVESTMENTS IN DEBT AND EQUITY SECURITIES<F1>
($ IN THOUSANDS)
                                                                            DECEMBER 31, 1994

                                                     AVAILABLE-FOR-SALE                            HELD-TO-MATURITY
                                          ---------------------------------------      ---------------------------------------
                                                         ESTIMATED                                    ESTIMATED
                                          AMORTIZED         FAIR                       AMORTIZED         FAIR
                                             COST          VALUE        YIELD<F2>         COST          VALUE        YIELD<F2>
                                          ---------      ---------      ---------      ---------      ---------      ---------
   U.S. TREASURY
    Within one year                        $ 72,013       $ 71,462        5.02%        $  380,400     $  376,532        4.68%
    One to five years                         7,800          7,340        5.42            816,786        778,470        5.33
    Five to 10 years                              -              -           -              1,522          1,506        5.98
    After 10 years                                -              -           -                  -              -          -
                                           --------       --------                     ----------     ----------

     Total                                   79,813         78,802        5.06          1,198,708      1,156,508        5.12
    Average Maturity                                                         8 mo.                                  1 yr. 9 mo.

   U.S. GOVERNMENT AGENCIES<F3>
    Within one year                          50,035         49,623        4.90            217,552        215,710        5.05
    One to five years                        70,096         66,046        5.90            904,740        879,007        6.40
    Five to 10 years                          6,977          6,742        7.66             13,769         14,190        9.10
    After 10 years                           12,395         11,857        5.82              7,975          7,795        6.22
                                           --------       --------                     ----------     ----------

     Total                                  139,503        134,268        5.62          1,144,036      1,116,702        6.17
    Average Maturity                                                   4 yr. 0 mo.                                  2 yr. 3 mo.

   OBLIGATIONS OF STATE AND POLITICAL
    SUBDIVISIONS
    Within one year                           1,202          1,208        9.20             50,394         49,894        5.75
    One to five years                         5,084          5,148        8.82            259,978        250,811        6.58
    Five to 10 years                          5,679          5,740        8.66             47,815         47,050        8.49
    After 10 years                              607            608        8.58             16,784         16,483       10.20
                                           --------       --------                     ----------     ----------

     Total                                   12,572         12,704        8.77            374,971        364,238        6.87
    Average Maturity                                                   5 yr. 11 mo.                                 3 yr. 8 mo.

   OTHER<F3>
    Within one year                             289            273        8.48             12,295         12,156        5.85
    One to five years                           107            108        6.06             18,726         18,372        5.17
    Five to 10 years                            181            179        9.62              1,508          1,484        6.69
    After 10 years                            4,539          4,418        9.34                  -              -          -
                                           --------       --------                     ----------     ----------

     Total                                    5,116          4,978        9.23             32,529         32,012        5.50
                                           --------       --------                     ----------     ----------

    Average Maturity                                                  21 yr. 10 mo.                                 1 yr. 3 mo.

   TOTAL INTEREST-EARNING
    INVESTMENTS<F3>
    Within one year                         123,539        122,566        5.02            660,641        654,292        4.90
    One to five years                        83,087         78,642        6.03          2,000,230      1,926,660        5.97
    Five to 10 years                         12,837         12,661        8.13             64,614         64,230        8.52
    After 10 years                           17,541         16,883        6.83             24,759         24,278        8.91
                                           --------       --------                     ----------     ----------

     Total                                  237,004        230,752        5.68          2,750,244      2,669,460        5.80
    Average Maturity                                                   3 yr. 5 mo.                                  2 yr. 2 mo.

   FEDERAL RESERVE BANK STOCK AND OTHER
    EQUITY INVESTMENTS                       39,222         38,480        6.72                  -              -          -
                                           --------       --------                     ----------     ----------

   TOTAL PORTFOLIO                         $276,226       $269,232        5.83         $2,750,244     $2,669,460        5.80
                                           ========       ========                     ==========     ==========

<F1> This exhibit excludes trading securities, which are reported at estimated fair value on the Consolidated Balance Sheet. Trading securities totaled $14,299,000, $15,735,000 and $17,684,000 at
     December 31, 1994, 1993 and 1992, respectively.

<F2> Taxable-equivalent basis.

<F3> Maturities of asset-backed obligations are based on the remaining weighted average maturities.

----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
($ IN THOUSANDS)
                                                  1994                           1993                           1992
                                       ---------------------------     --------------------------    --------------------------
                                                           AVERAGE                       AVERAGE                       AVERAGE
                                       AMOUNT     RATE    MATURITY     AMOUNT    RATE    MATURITY    AMOUNT    RATE    MATURITY
                                       ------     ----    --------     ------    ----    --------    ------    ----    --------
   AT YEAR-END
   Federal funds purchased and
    repurchase agreements            $1,382,519   5.47%     5 DAYS  $  602,997    2.56%    3 days   $744,101    2.62%    9 days
   Treasury tax and loan notes          160,379   5.27      3 DAYS     502,260    2.75     3 days    215,521    2.62     4 days
   Commercial paper                      26,800   5.97     20 DAYS      18,390    3.25    18 days      9,198    3.32    19 days
   Other short-term borrowings           13,001   6.65    173 DAYS           -       -       N/A      16,574    7.60   124 days
                                     ----------                     ----------                      --------

    Total Short-term Borrowings      $1,582,699   5.47      7 DAYS  $1,123,647    2.66     3 days   $985,394    2.71    10 days
                                     ==========                     ==========                      ========

   AVERAGE FOR THE YEAR
   Federal funds purchased and
    repurchase agreements            $  806,508   4.36%               $546,099    2.92%             $623,554    3.48%
   Treasury tax and loan notes          207,176   3.75                 239,643    2.65               141,737    3.29
   Commercial paper                      26,487   4.53                  22,629    3.24                11,924    3.49
   Other short-term borrowings            3,311   4.17                   9,618    7.11                43,813    8.20
                                     ----------                       --------                      --------

    Total Short-term Borrowings      $1,043,482   4.24                $817,989    2.90              $821,028    3.70
                                     ==========                       ========                      ========

   MAXIMUM MONTH-END BALANCE
   Federal funds purchased and
    repurchase agreements            $1,382,519                       $794,217                      $873,449
   Treasury tax and loan notes          601,896                        506,836                       213,262
   Commercial paper                      37,406                         32,621                        16,025
   Other short-term borrowings           13,001                         33,190                        66,497

------------------------------------------------------------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

   Mercantile and Mercantile Bank occupy 22 stories of the Mercantile Tower, a 35-story building owned by Mercantile Bank and located at Seventh and Washington Streets in St. Louis, Missouri. Among the other properties owned by Mercantile Bank are a four-story, 91,170 usable square foot off-site office building located at 12443 Olive Boulevard, Creve Coeur, Missouri, which houses Mercantile's credit card, mortgage loan, and asset-based lending operations; a four-story, 222,400 usable square foot off-site processing center located at 1005 Convention Plaza in St. Louis, Missouri, which houses most other operational functions of Mercantile; and a four-story building located at 721 Locust Street, St. Louis, Missouri, which has 101,827 square feet of usable office space and houses Mercantile Bank.

   Mercantile's subsidiaries own and lease other facilities in Missouri, Illinois, Kansas and Iowa. See Note G to the consolidated financial statements included on page 54 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1994, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

   See Part III, Item 10.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

   Information concerning the Common Stock of the Registrant, included on page 68 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

   Selected Financial Data, included as Exhibit 1 on page 14 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 14 through 41 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements, included in the Annual Report of the Registrant to its Shareholders for the
year ended December 31, 1994, are incorporated herein by
reference.
                                                                          ANNUAL REPORT
   STATEMENT                                                                REFERENCE
   ---------                                                              -------------
Independent Auditors' Report                                                  Page 43

Consolidated Statement of Income - Years ended December 31, 1994,
  1993 and 1992.                                                              Page 44

Consolidated Balance Sheet - December 31, 1994, 1993 and 1992.                Page 45

Consolidated Statement of Changes in Shareholders' Equity - Years ended
  December 31, 1994, 1993 and 1992.                                           Page 46

Consolidated Statement of Cash Flows - Years ended December 31, 1994,
  1993 and 1992.                                                              Page 47

Notes to Consolidated Financial Statements.                                Pages 48 - 63

   Selected Quarterly Financial Data, included as Exhibit 36 on page 41 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors is contained in "Election of Directors" and "Beneficial Ownership of Stock by Management," included in the Proxy Statement for the 1995 Annual Meeting of Shareholders, which information is incorporated herein by reference.

   The following is a list, as of March 10, 1995, of the names and ages of the executive officers of Mercantile and all positions and offices with Mercantile presently held by the person named. There is no family relationship between any of the named persons.

                                           ALL POSITIONS AND OFFICES
  NAME                AGE                    HELD WITH MERCANTILE
  ----                ---                  -------------------------
  Thomas H. Jacobsen  55     Chairman of the Board and Chief Executive Officer

  Ralph W. Babb, Jr.  46     Vice Chairman

  W. Randolph Adams   50     Senior Executive Vice President and Chief Financial Officer

  John Q. Arnold      51     Senior Executive Vice President and Chief Credit Officer

  John H. Beirise     49     President, Mercantile Bank

  Richard H. Goldberg 54     Executive Vice President

  Michael J. Gorman   58     Chairman, Mercantile Bank

  Richard C. King     50     President and Chief Executive Officer, Mercantile Bank of Kansas City
                             President and Chief Executive Officer, Mercantile Bank of Kansas

  John W. McClure     49     Senior Executive Vice President

  Jon W. Bilstrom     48     General Counsel and Secretary

  Jon P. Pierce       54     Executive Vice President

  Patrick Strickler   51     Executive Vice President

  Arthur G. Heise     46     Senior Vice President and Auditor

  Michael T. Normile  45     Senior Vice President, Finance and Control

  The executive officers were appointed by and serve at the pleasure of the Board of Directors of Mercantile. Each of the officers named above, except Messrs. Heise and Normile, serve on the Mercantile Management Executive Committee. Messrs. Jacobsen, Babb, McClure, Bilstrom, Pierce, Strickler, Heise and Normile have served as executive officers of either Mercantile or Mercantile Bank for the last five years. From 1974 until his start with Mercantile in February 1991, Mr. Adams was employed by the international consulting firm, CRESAP, a Towers Perrin Company, most recently as Vice President/Partner in charge of its financial institutions practice. Mr. Arnold was employed by Harris Trust & Savings Bank for twenty-four years, most recently as Senior Vice President and Deputy Chief Credit Officer, before joining Mercantile in February 1991. Prior to joining Mercantile in April 1992, Mr. Beirise was employed by Continental Bank N.A. for twenty-four years, most recently as Managing Director, Corporate Banking. Mr. Goldberg was President and Chairman of ARTIS Ltd., a satellite based communications company, from August 1991 through August 1992. From 1985 through August 1991 he served as Vice President of TBG Inc., a multi-national information systems company, and as President of CLSI, a library automation company. Mr. Gorman was Executive Vice President and Secretary of UPSA from 1971 through July 1991. From August 1991 through January 1994, he was President and Chief Executive Officer of UPSA. Mr. King served as Chairman of the Board, Chief Executive Officer and President of MidAmerican Corporation from 1989 until January 1993.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is contained in "Compensation of Executive Officers," included in the Proxy
Statement for the 1995 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof" and "Beneficial Ownership of Stock by Management," included in the Proxy Statement for the 1995 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions is contained in "Interest of Management and Others in Certain Transactions," included in the Proxy Statement for the 1995 Annual Meeting of Shareholders, which is incorporated herein by reference.


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

             No. 3-2 By-Laws of the Registrant, as amended and currently in effect, filed as Exhibit 3.2 to Registrant's Registration Statement 33-57489 are incorporated herein by reference.

             No. 4-1 Form of Indenture Regarding Subordinated Securities between the Registrant and The First National Bank of Chicago as Trustee, filed on March 31, 1992 as Exhibit 4.1 to Registrant's Report on Form 8-K dated September 24, 1992, is incorporated herein by reference.

             No. 4-2 Rights Agreement dated as of May 23, 1988, between Registrant and Mercantile Bank, as Rights Agent (including as exhibits thereto the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and the form of Rights Certificate), filed as Exhibits 1 and 2 to Registrant's Registration Statement on Form 8-A, dated May 24, 1998, is incorporated herein by reference.

             No. 10-1 The Mercantile Bancorporation Inc. 1987 Stock Option Plan, as amended, filed as
                        Exhibit 10-3 to Registrant's Report on
                        Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

             No. 10-2   Retirement Plan for Directors of
                        Mercantile Bancorporation Inc, filed as
                        Exhibit 10-5 to Registrant's Report on
                        Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

             No. 10-3 The Mercantile Bancorporation Inc. Execu-tive Incentive Compensation Plan, filed as Appendix C to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, is incorporated herein by reference.

             No. 10-4 The Mercantile Bancorporation Inc. Employee Stock Purchase Plan, filed as Exhibit
                        10-7 to Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

             No. 10-5 The Mercantile Bancorporation Inc. 1991 Employee Incentive Plan, filed as Exhibit 10-7 to Registrant's Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

             No. 10-6   Amendment Number One to the Mercantile
                        Bancorporation Inc. 1991 Employee
                        Incentive Plan.

             No. 10-7 The Mercantile Bancorporation Inc. 1994 Stock Incentive Plan, filed as Appendix B to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, is incorporated herein by reference.

             No. 10-8 The Mercantile Bancorporation Inc. 1994 Stock Incentive Plan for Non-Employee Directors, filed as Appendix E to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, is incorporated herein by reference.

             No. 10-9 The Mercantile Bancorporation Inc. Voluntary Deferred Compensation Plan, filed as Appendix D to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, is incorporated herein by reference.

             No. 10-10  Form of Employment Agreement for
                        Thomas H. Jacobsen, as amended,
                        filed as Exhibit 10-8 to
                        Registrant's Report on Form 10-K
                        for the year ended December 31,
                        1989, is incorporated herein by
                        reference.

             No. 10-11  Form of Employment Agreement for
                        Ralph W. Babb, Jr., John W.
                        McClure, W. Randolph Adams, John Q.
                        Arnold and Certain Other Executive
                        Officers, filed as Exhibit 10-9 to
                        Registrant's Report on Form 10-K
                        for the year ended December 31,
                        1989, is incorporated herein by
                        reference.

             No. 10-12  Form of Change of Control Employ-
                        ment Agreement for Ralph W. Babb,
                        Jr., John W. McClure, W. Randolph
                        Adams, John Q. Arnold and Certain
                        Other Executive Officers, filed as
                        Exhibit 10-10 to Registrant's
                        Report on Form 10-K for the year
                        ended December 31, 1989, is
                        incorporated herein by reference.

             No. 10-13  Agreement and Plan of
                        Reorganization dated August 17,
                        1993, by and among Registrant and
                        United Postal Bancorp, Inc.; filed
                        as Exhibit 2.1 to Registrant's
                        Registration Statement No. 33-50981, is
                        incorporated herein by reference.

             No. 10-14  Amended and Restated Agreement and
                        Plan of Reorganization dated as of
                        December 2, 1994 by and among
                        Mercantile Bancorporation Inc. and
                        TCBankshares, Inc., filed as
                        Exhibit 2.1 to Registrant's Report
                        on Form 8-K dated December 21,
                        1994, is incorporated herein by
                        reference.

             No. 10-15  Mercantile Bancorporation Inc.
                        Supplemental Retirement Plan, filed
                        as Exhibit 10-12 to Registrant's
                        Report on Form 10-K for the year
                        ended December 31, 1992, is
                        incorporated herein by reference.

             No. 13     Annual Report of the Registrant to its
                        Shareholders for the year ended December
                        31, 1994.

             No. 21     Subsidiaries of the Registrant as of March
                        10, 1995.

             No. 23     Consent of KPMG Peat Marwick LLP.

             No. 24     Power of Attorney (on signature page)

             No. 27     Financial Data Schedule.

  (b)  Reports on Form 8-K:

       Registrant filed a Report on Form 8-K dated December 21, 1994. Under Item 5 of that Report, Registrant disclosed that it had entered into, and briefly described the terms of, an Agreement and Plan of Reorganization ("Agreement") with TCBankshares, Inc. ("TCB"), an Arkansas bank holding company. Pursuant to the Agreement, Registrant will acquire TCB through merger of TCB with and into a wholly owned subsidiary of Registrant, with the shareholders of TCB to receive an aggregate of approximately 4,750,000 shares of Registrant Common Stock, par value $5.00 per share. In addition, holders of TCB Series A and Series B Preferred Stock would receive an aggregate of 5,306 shares of Registrant Series B-1 Preferred Stock and 9,500 shares of Registrant Series B-2 Preferred Stock, respectively, in exchange for their shares of TCB Series A and Series B Preferred Stock. Also under Item 5, and as referenced in
       Item 7, the Registrant included in the Report the Report of Independent Auditors of TCB and the following historical financial statements of TCB:

       Consolidated Balance Sheets as of December 31, 1993 and 1992 Consolidated Statements of Income for the Years Ended December 31, 1993, 1992 and 1991
       Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1993, 1992 and 1991
       Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991
       Notes to Consolidated Financial Statements--December 31, 1993

       Consolidated Balance Sheets as of September 30, 1994 and 1993
       (Unaudited)
       Consolidated Statements of Income for the Nine Months Ended September 30, 1994 and 1993 (Unaudited)
       Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1994 and 1993 (Unaudited)
       Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 1994 and 1993 (Unaudited)

                              SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MERCANTILE BANCORPORATION INC.
                                         (Registrant)


Date:  March 30, 1995          By: s/Thomas H. Jacobsen
                                   ------------------------------------
                                   Thomas H. Jacobsen
                                   Chairman of the Board, President and
                                   Chief Executive Officer


                           POWER OF ATTORNEY

       We, the undersigned officers and directors of Mercantile Bancorporation, Inc., hereby severally and individually constitute and appoint Thomas H. Jacobsen and W. Randolph Adams, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

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

    SIGNATURE                                     TITLE                                   DATE
    ---------                                     -----                                   ----
s/Thomas H. Jacobsen                              Chairman of the Board, President,       March 30, 1995
-----------------------------------               Chief Executive Officer and Director
    (Thomas H. Jacobsen)
    Principal Executive Officer


s/W. Randolph Adams                               Senior Executive Vice President         March 30, 1995
-----------------------------------               and Chief Financial Officer
    (W. Randolph Adams)
    Principal Financial Officer


s/Michael T. Normile                              Senior Vice President,                  March 30, 1995
-----------------------------------               Finance and Control
    (Michael T. Normile)
    Principal Accounting Officer


s/ Richard Conerly                                Director                                March 28, 1995
-----------------------------------
    (Richard P. Conerly)


s/Harry M. Cornell, Jr.                           Director                                March 28, 1995
-----------------------------------
    (Harry M. Cornell, Jr.)


s/Earl K. Dille                                   Director                                March 24, 1995
-----------------------------------
    (Earl K. Dille)


s/J. Cliff Eason                                  Director                                March 24, 1995
-----------------------------------
    (J. Cliff Eason)


                                                  Director                                March --, 1995
-----------------------------------
    (Bernard A. Edison)


s/William A. Hall                                 Director                                March 27, 1995
-----------------------------------
    (William A. Hall)


s/Thomas A. Hays                                  Director                                March 28, 1995
-----------------------------------
    (Thomas A. Hays)


s/William G. Heckman                              Director                                March 31, 1995
-----------------------------------
    (William G. Heckman)


s/James B. Malloy                                 Director                                March 24, 1995
-----------------------------------
    (James B. Malloy)


                                                  Director                                March --, 1995
-----------------------------------
    (Charles H. Price II)


s/Harvey Saligman                                 Director                                March 24, 1995
-----------------------------------
    (Harvey Saligman)


s/Craig D. Schnuck                                Director                                March 27, 1995
-----------------------------------
    (Craig D. Schnuck)


s/Robert W. Staley                                Director                                March 29, 1995
-----------------------------------
    (Robert W. Staley)


s/Robert L. Stark                                 Director                                March 28, 1995
-----------------------------------
    (Robert L. Stark)


s/Patrick T. Stokes                               Director                                March 27, 1995
-----------------------------------
    (Patrick T. Stokes)


s/Francis A. Stroble                              Director                                March 30, 1995
-----------------------------------
    (Francis A. Stroble)


                                                  Director                                March --, 1995
-----------------------------------
    (Joseph G. Werner)


s/John A. Wright                                  Director                                March 26, 1995
-----------------------------------
    (John A. Wright)

                          EXHIBIT INDEX
                          -------------
    Exhibit No.        Description
    -----------        ------------
    No. 10-6        Amendment Number One to the Mercantile
                    Bancorporation Inc. 1991 Employee
                    Incentive Plan

    No. 13          Annual Report of the Registrant to its
                    Shareholders for the year ended December 31, 1994.

    No. 21          Subsidiaries of the Registrant as of March 10, 1995.

    No. 23          Consent of KPMG Peat Marwick LLP.

    No. 24          Power of Attorney (on Signature Page).

    No. 27          Financial Data Schedule.