Form 10-Q
period 1995-03-31
MERCANTILE BANCORPORATION INC
filed 1995-05-15
CIK 64907

                                FORM 10-Q

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1995 Commission File Number  1-11792
                  ---------------                       ---------


                   Mercantile Bancorporation Inc.
- -----------------------------------------------------------------------

         (Exact Name of Registrant as Specified in Its Charter)


         Missouri                                   43-0951744
- -----------------------------------------------------------------------

   (State of Incorporation)        (IRS Employer Identification No.)


    P.O. Box 524         St. Louis, Missouri             63166-0524
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


Common Stock, $5.00 par value, 52,693,680 shares outstanding as of the close of business on May 1, 1995.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements.

The following consolidated financial statements, included in the Quarterly
Report of the Registrant to its Shareholders for the quarter ended
March 31, 1995, attached hereto as Exhibit 19, are incorporated herein by reference:
                                                          Quarterly Report
                  STATEMENT                                  Reference
- -----------------------------------------------------     ----------------
Consolidated Statements of Income - Three Months
  ended March 31, 1995 and 1994.                                Page 18

Consolidated Balance Sheets as of March 31, 1995
  and December 31, 1994.                                        Page 19

Consolidated Statements of Cash Flows - Three Months
  ended March 31, 1995 and 1994.                                Page 21

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

NOTE 2

Effective January 3, 1995, the Registrant acquired UNSL Financial Corp. ("UNSL"), a $508 million asset-holding company for the Lebanon, Missouri-based United Savings Bank. The UNSL acquisition was accounted for as a pooling-of-interests. The historical consolidated financial statements as of December 31, 1994 and for the period ended March 31, 1995 have been restated to reflect this transaction.

Also effective January 3, 1995, the Registrant acquired Wedge Bank ("Wedge"), an Alton, Illinois bank with assets totaling $196 million. The Wedge transaction meets the requirements for treatment as a pooling-of-interests; however, due to the immateriality of Wedge's financial condition and results of operations to those of the Registrant, the historical financial statements of the Registrant have not been restated for the Wedge transaction.

Net income and net income per share for the Registrant and UNSL prior to restatement were as follows:
                                               Three months ended
                                                 March 31, 1994
                                             ($ in thousands except
                                                 per share data)
                                             -------------------
REGISTRANT

  Net income                                        $38,855

  Net income per share                                  .91

UNSL

  Net income                                          1,011

  Net income per share                                  .66

NOTE 3

Effective May 1, 1995, the Registrant acquired TCBankshares, Inc. ("TCB"), a $1.4 billion asset-holding company based in North Little Rock, Arkansas. Also effective May 1, 1995, the Registrant acquired Central Mortgage Bancshares, Inc. ("CMB"), a $659 million asset-bank holding company based in Kansas City, Missouri. Both acquisitions were accounted for as poolings-of-interests.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 4 - 17 in the Quarterly Report of the Registrant to its Shareholders for the quarter ended March 31, 1995, is incorporated herein by reference.


PART II    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of shareholders of Registrant was held on April 27, 1995. Of 45,675,135 shares issued, outstanding and eligible to be voted at the meeting, 38,188,918 shares, constituting a quorum, were represented in person or by proxy. Two (2) matters were submitted to a vote of the security-holders at the meeting.

      1.    ELECTION OF CLASS I DIRECTORS.  The first matter was the
            ------------------------------
election of four Class I director nominees to the Board of Directors.  The
Restated Articles of Incorporation of the Registrant allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired.  Upon tabulation of the votes cast, it was determined that all four director nominees had been elected.  The voting results are set forth below:

      Name                    For                    Withheld
      --------------------------------------------------------
      Thomas A. Hays          38,097,319             333,325
      Harvey Saligman         37,932,305             446,059
      Patrick T. Stokes       37,310,915             913,308
      John A. Wright          38,097,213             332,498

      2.    ELECTION OF CLASS II DIRECTOR.  The second matter was the
            ------------------------------
election of one director nominee, Francis A. Stroble, to the Board of
Directors in Class II, to continue in office until 1996.  Mr. Stroble was previously elected and served as a Class I director.  His term as a Class
I director expired as of the 1995 annual meeting and he was nominated for reelection at that meeting in Class II.  Because only one director stood for election in this class, cumulative voting was not applicable.  Upon tabulation of the votes cast it was determined the nominee had been elected.  The voting results are set forth below:

      Name                    For                    Withheld
      --------------------------------------------------------
      Francis A. Stroble      37,871,986             316,932

      Because Registrant has a staggered Board, the term of office of the following named Class II and Class III directors, who were not up for election at the 1995 annual meeting, continued after the meeting:

      Class II (to continue in office until 1996)

            Richard P. Conerly         William A. Hall
            Earl K. Dille              William G. Heckman
            J. Cliff Eason             Charles H. Price

      Class III (to continue in office until 1997)

            Harry M. Cornell, Jr.      Craig D. Schnuck
            Bernard A. Edison          Robert L. Stark
            Thomas H. Jacobsen

      Former Class I directors James B. Malloy and Joseph G. Werner completed their terms in 1995 and did not stand for reelection at the 1995 annual meeting. Former Class III director Robert W. Staley retired from the Board effective as of the 1995 annual meeting.



Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

            4-1 Certificate of Designation, Preferences, and Relative Rights, Qualifications, Limitations and Restrictions of the Series B-1 Preferred Stock of Mercantile
                  Bancorporation Inc.

            4-2 Certificate of Designation, Preferences, and Relative Rights, Qualifications, Limitations and Restrictions of the Series B-2 Preferred Stock of Mercantile
                  Bancorporation Inc.

            10 Mercantile Bancorporation Inc. Amended and Restated Retirement Plan for Directors

            19 Quarterly Report of the Registrant to its Shareholders for the quarter ended March 31, 1995.

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K:

            Registrant filed one (1) Current Report on Form 8-K. In that report dated May 12, 1995, Registrant disclosed under Item 2 that it had, effective May 1, 1995 consummated its acquisition of TCBankshares, Inc. ("TCB"), through merger of TCB with and into a wholly-owned subsidiary of Registrant, whereby the shareholders of TCB received an aggregate of approximately 4,500,000 shares of Registrant's common stock in exchange for their TCB shares. Also in that report, under Item 7, Registrant filed the financial statements, notes, and report listed below:

                  Report of the Independent Auditors Dated March 10, 1995.

                  Consolidated Balance Sheets of TCB and Subsidiaries as of December 31, 1994 and 1993.

                  Consolidated Statements of Income of TCB and
                  Subsidiaries for the years ended December 31, 1994, 1993 and 1992.

                  Consolidated Statements of Shareholders' Equity of TCB and Subsidiaries for the years ended December 31, 1994, 1993 and 1992.

                  Consolidated Statements of Cash Flows of TCB and Subsidiaries for the years ended December 31, 1994, 1993 and 1992.

                  Notes to the Consolidated Financial Statements .

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MERCANTILE BANCORPORATION INC.
                                                    (Registrant)



Date: May 15, 1995                          s/W. Randolph Adams
                                            -------------------
                                            W. Randolph Adams
                                            Chief Financial Officer

                              EXHIBIT INDEX
                              --------------


        Exhibit   Description
        -------   -----------
        No.
        ---
        4-1    Certificate of Designation, Preferences,    Included herein
               and Relative Rights, Qualifications,
               Limitations and Restrictions of the
               Series B-1 Preferred Stock of
               Mercantile Bancorporation Inc.

        4-2    Certificate of Designation, Preferences,    Included herein
               and Relative Rights, Qualifications,
               Limitations and Restrictions of the
               Series B-2 Preferred Stock of
               Mercantile Bancorporation Inc.

        10     Mercantile Bancorporation Inc.              Included herein
               Amended and Restated Retirement
               Plan for Directors

        19     Quarterly Report of Registrant              Included herein
               to its Shareholders for the quarter
               ended March 31, 1995.

        27     Financial Data Schedule                     Included herein