Form 10-K405/A
period 1994-12-31
MERCANTILE BANCORPORATION INC
filed 1995-06-29
CIK 64907

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:    NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X       NO
                                        -------        -------

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 10, 1995

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

PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF SHAREHOLDERS.                  PART III

"Item 14(a)(3)--Exhibits" is hereby amended by inserting the following entries:


    No. 23-1 Consent of KPMG Peat Marwick LLP (relating to report dated June 16, 1995, Mercantile Bancorporation Inc. Savings and Incentive Plan financial statements.)

    No. 99 Report of the Independent Auditors KPMG Peat Marwick LLP dated June 16, 1995; Statements of Assets Available for Plan Benefits of Mercantile Bancorporation Inc. Savings and Incentive Plan as of December 31, 1994 and 1993; Statements of Changes in Assets Available For Plan Benefits for the years then ended; and the Notes and Schedules thereto.

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

                  No. 3-2           By-Laws of the Registrant, as amended and
currently in effect, filed as Exhibit 3.2 to Registrant's Registration Statement No. 33-57489, are incorporated herein by reference.

                  No. 4-1           Form of Indenture Regarding Subordinated
Securities between the Registrant and The First National Bank of Chicago as Trustee, filed on March 31, 1992 as Exhibit 4.1 to Registrant's Report on Form 8-K dated September 24, 1992, is incorporated herein by reference.

                  No. 4-2           Rights Agreement dated as of May 23, 1988,
between Registrant and Mercantile Bank, as Rights Agent (including as exhibits thereto the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and the form of Rights Certifi-
cate) filed as Exhibits 1 and 2 to Registrant's Registration Statement on Form 8-A, dated May 24, 1988, is incorporated herein by reference.

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

                  No. 10-3    The Mercantile Bancorporation Inc. Executive
Incentive Compensation Plan, filed as Appendix C to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, is incorporated herein by references.

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

                  No. 10-12   Form of Change of Control Employment Agreement
for Ralph W. Babb, Jr., John W. McClure, W. Randolph Adams, John Q. Arnold and Certain Other Executive Officers, filed as Exhibit 10-10 to Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

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

                  No. 13            Annual Report of the Registrant to its
Shareholders for the year ended December 31, 1994.

                  No. 21            Subsidiaries of the Registrant as of March
10, 1995.

                  No. 23            Consent of KPMG Peat Marwick LLP.

                  No. 23-1    Consent of KPMG Peat Marwick LLP (relating to
report dated June 16, 1995, Mercantile Bancorporation Inc. Savings and Incentive Plan financial statements)

                  No. 24            Power of Attorney (on signature page).

                  No. 27            Financial Data Schedule.

                  No. 99            Report of the Independent Auditors KPMG
Peat Marwick LLP dated June 16, 1995; Statements of Assets Available for Plan Benefits of the Mercantile Bancorporation Inc. Savings and Incentive Plan as of December 31, 1994 and 1993; Statements of Changes in Assets Available for Plan Benefits for the years then ended; and the Notes and Schedules thereto.

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




                                              MERCANTILE BANCORPORATION INC.
                                                   (Registrant)


Date:  June 29, 1995                          By: s/W. RANDOLPH ADAMS
                                                  ---------------------------
                                                  W. Randolph Adams
                                                  Chief Financial Officer

                                          EXHIBIT INDEX
                                          -------------


EXHIBIT NO.
- -----------


   No. 23-1 Consent of KPMG Peat Marwick LLP (relating to report dated June 16, 1995, Mercantile Bancorporation Inc. Savings and Incentive Plan financial statements.)

   No. 99 Report of the Independent Auditors KPMG Peat Marwick LLP dated June 16, 1995; Statements of Assets Available for Plan Benefits of the Mercantile Bancorporation Inc. Savings and Incentive Plan as of December 31, 1994 and 1993; Statements of Changes in Assets Available for Plan Benefits for the years then ended; and the Notes and Schedules thereto.