Form 10-Q
period 1995-06-30
MERCANTILE BANCORPORATION INC
filed 1995-08-14
CIK 64907

                               FORM 10-Q

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended  June 30, 1995  Commission File Number  1-11792
                  ---------------                        --------

                      Mercantile Bancorporation Inc.
--------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)


          Missouri                                  43-0951744
--------------------------------------------------------------------------
   (State of Incorporation)             (IRS Employer Identification No.)


    P.O. Box 524         St. Louis, Missouri             63166-0524
--------------------------------------------------------------------------
   (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, Including Area Code (314) 425-2525
                                                  ------------------------

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


Common Stock, $5.00 par value, 55,764,587 shares outstanding as of the close of business on August 1, 1995.

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements.

The following consolidated financial statements, included in the Quarterly Report of the Registrant to its Shareholders
for the quarter ended June 30, 1995, attached hereto as
Exhibit 19, are incorporated herein by reference:
                                                         Quarterly Report
                  STATEMENT                                 Reference
-----------------------------------------------------    ----------------
Consolidated Statement of Income - Three Months and
  Six Months ended June 30, 1995 and 1994.                    Page 18

Consolidated Balance Sheet as of June 30, 1995
  and December 31, 1994.                                      Page 19

Consolidated Statement of Cash Flows - Six Months
  ended June 30, 1995 and 1994.                               Page 21

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

NOTE 2

Effective January 3, 1995, the Registrant acquired UNSL Financial Corp. ("UNSL"), a $508 million asset-holding company for the Lebanon, Missouri-based United Savings Bank. Effective May 1, 1995, the Registrant acquired TCBankshares, Inc. ("TCB"), a $1.4 billion asset-holding company based in North Little Rock, Arkansas. Also effective May 1, 1995, the Registrant acquired Central Mortgage Bancshares, Inc. ("CMB"), a $655 million asset-bank holding company based in Kansas City, Missouri. The UNSL, TCB, and CMB acquisitions were accounted for as poolings-of-interests. The historical consolidated financial statements have been restated to reflect these transactions.

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

Net income and net income per share for the Registrant, UNSL, TCB, and CMB prior to restatement were as follows:

                          ($ IN THOUSANDS EXCEPT PER SHARE DATA)
                          --------------------------------------
                        Three months ended                   Six months ended
                          June 30, 1994                       June 30, 1994
REGISTRANT

Net Income                $40,203.00                           $79,058.00
Net Income per share             .93                                 1.84

UNSL

Net Income                  1,032.00                             2,043.00
Net Income per share             .66                                 1.32

TCB

Net Income                  3,474.00                             7,541.00
Net Income per share        1,510.04                             3,298.25

CMB

Net Income                  1,745.00                             3,407.00
Net Income per share             .45                                  .88

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 4 - 17 in the Quarterly Report of the Registrant to its Shareholders for the quarter ended June 30, 1995, is incorporated herein by reference.

PART II    OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits:


               10-1 Form of Pooling and Servicing Agreement, as subsequently executed on May 17, 1995 by Mercantile Bank of Illinois National Association, Seller and Servicer, and Chemical Bank as Trustee (the "Pooling and Servicing Agreement"), and filed as Exhibit 4.1 to Registration Statement Number 33-89380 on Form S-3 of Mercantile Credit Card Master Trust, Issuer, and Mercantile Bank of Illinois National Association, originator of the Trust ("Registration Statement Number 33-89380"), is incorporated by reference herein.

               10-2 Form of Series Supplement (Version 1) to the Pooling and Servicing Agreement, as subsequently executed on May 17, 1995 by Mercantile Bank of Illinois National Association, Seller and Servicer, and Chemical Bank, Trustee, and filed as Exhibit 4.2 to Registration Statement Number 33-89380, is incorporated by reference herein.

               19 Quarterly Report of the Registrant to its Shareholders for the quarter ended June 30, 1995.

               27     Financial Data Schedule

        (b)    Reports on Form 8-K:

               Registrant filed two (2) reports on Form 8-K during the quarter ended June 30, 1995:

               In the first report, dated May 12, 1995, Registrant disclosed under Item 2 that it had, effective May 1, 1995, consummated its acquisition of TCBankshares, Inc. ("TCB"), through merger of TCB with and into a wholly-owned subsidiary of Registrant, whereby the shareholders of TCB received an aggregate of approximately 4,500,000 shares of Registrant's common stock in exchange for their TCB shares. Also in that report, under Item 7, Registrant filed the financial statements, notes, and report listed below:

               Report of the Independent Auditors Dated March 10,
               1995.

               Consolidated Balance Sheets of TCB and Subsidiaries as of December 31, 1994 and 1993.

               Consolidated Statements of Income of TCB and
               Subsidiaries for the years ended December 31, 1994, 1993 and 1992.

               Consolidated Statements of Shareholders' Equity of
               TCB and Subsidiaries for the years ended December 31, 1994, 1993 and 1992.

               Consolidated Statements of Cash Flows of TCB and
               Subsidiaries for the years ended December 31, 1994, 1993 and 1992.

               Notes to the Consolidated Financial Statements.

               In the second report, dated May 31, 1995, under Item 5, Registrant filed supplemental consolidated financial statements for the years ended December 31, 1994, 1993 and 1992, which statements restated Registrant's historical consolidated financial statements for those years to reflect the acquisition of UNSL Financial Corp. on January 3, 1995, and the acquisitions on May 1, 1995 of Central Mortgage Bancshares, Inc. and TCBankshares, Inc. (the "Supplemental Financial Statements"). Also filed under cover of the second 8-K were unaudited supplemental interim consolidated financial statements restating the Corporation's historical consolidated financial statements as of and for the three month periods ended March 31, 1995 and 1994 to reflect the CMB and TCB transactions. Both transactions were accounted for under the pooling-of-interests method of accounting.

               In addition, under Item 7, Registrant filed the consent of KPMG Peat Marwick LLP to incorporation by reference of its report on the Supplemental Consolidated Financial Statements into active registration statements of the Registrant.


               The May 31, 1995 Form 8-K included the financial statements, notes and auditor's report listed below:

                      Independent Auditors' Report of KPMG Peat
                      Marwick LLP dated May 31, 1995.

                      Supplemental Consolidated Statement of Income for the years ended December 31, 1994, 1993 and 1992.

                      Supplemental Consolidated Balance Sheet as of December 31, 1994, 1993 and 1992.

                      Supplemental Consolidated Statement of Changes in Shareholders' Equity for the years ended
                      December 31, 1994, 1993 and 1992.

                      Supplemental Consolidated Statement of Cash
                      Flows for the years ended December 31, 1994, 1993 and 1992.

                      Notes to Supplemental Consolidated Financial
                      Statements.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MERCANTILE BANCORPORATION INC.
                                            (Registrant)



Date  August 14, 1995               /s/ John Q. Arnold
     ------------------------       -------------------------------
                                    John Q. Arnold
                                    Chief Financial Officer

                                              EXHIBIT INDEX
                                              -------------

Exhibit No.    Description                                          Location
-----------    -----------                                          --------
10-1           Form of Pooling and Servicing Agreement,             Incorporated herein by
               as subsequently entered into on May 17, 1995         reference
               by Mercantile Bank of Illinois National
               Association, Seller and Servicer, and
               Chemical Bank, as Trustee, and filed as Exhibit
               4.1 to Registration Statement Number 33-89380,
               is incorporated by reference herein.


10-2           Form of Series Supplement (Version 1) to Pooling     Incorporated herein by
               Servicing Agreement, as subsequently executed        reference
               on May 17, 1995 by Mercantile Bank of Illinois
               National Association, Seller and Servicer, and
               Chemical Bank, Trustee, and filed as Exhibit 4.2
               to Registration Statement Number 33-89380, is
               incorporated by reference herein.

19             Quarterly Report of the Registrant to its
               Shareholders for the quarter ended June 30, 1995.    Included herein

27             Financial Data Schedule                              Included herein
