Form 10-Q
period 1995-09-30
MERCANTILE BANCORPORATION INC
filed 1995-11-13
CIK 64907

------------------------------------------------------------------------
------------------------------------------------------------------------

                               FORM 10-Q

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR QUARTER ENDED SEPTEMBER 30, 1995  COMMISSION FILE NUMBER 1-11792

                    MERCANTILE BANCORPORATION INC.

        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MISSOURI                                     43-0951744
(STATE OF INCORPORATION)                   (IRS EMPLOYER IDENTIFICATION NO.)

       P.O. BOX 524        ST. LOUIS, MISSOURI        63166-0524
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

                       X
                      ----        ----
                       YES         NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $5.00 PAR VALUE, 55,298,095 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON OCTOBER 31, 1995.

------------------------------------------------------------------------
------------------------------------------------------------------------

                                    INDEX

                        PART I-FINANCIAL INFORMATION

                                                                                                                        PAGE NO.
                                                                                                                        --------
              Item 1-Financial Statements

                Consolidated Statement of Income
                Three months and nine months ended September 30, 1995 and 1994                                              3

                Consolidated Balance Sheet
                September 30, 1995 and 1994, and December 31, 1994                                                          4

                Consolidated Statement of Changes in Shareholders' Equity
                Nine months ended September 30, 1995 and 1994                                                               5

                Consolidated Statement of Cash Flows
                Nine months ended September 30, 1995 and 1994                                                               6

              Item 2-Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                              8

                          PART II-OTHER INFORMATION

              Item 6-Exhibits and Reports on Form 8-K

              Signature

              Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(THOUSANDS EXCEPT PER COMMON SHARE DATA)

                                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30               SEPTEMBER 30
                                                                                1995          1994          1995         1994
                                                                                ----          ----          ----         ----
   INTEREST INCOME
    Interest and fees on loans and leases                                     $229,824      $193,848      $673,759     $551,430
    Investments in debt and equity securities
     Trading                                                                        57           127           328          345
     Taxable                                                                    52,475        50,420       153,571      153,982
     Tax-exempt                                                                  5,176         5,461        16,190       16,297
                                                                              --------      --------      --------     --------
      Total                                                                     57,708        56,008       170,089      170,624
    Due from banks-interest bearing                                                754           357         1,310        2,481
    Federal funds sold and repurchase agreements                                 3,481         1,889         9,246        5,735
                                                                              --------      --------      --------     --------
      Total Interest Income                                                    291,767       252,102       854,404      730,270
   INTEREST EXPENSE
    Interest bearing deposits                                                  111,416        79,746       307,053      235,635
    Foreign deposits                                                             3,201         1,636         9,707        2,936
    Short-term borrowings                                                       22,101        13,514        67,007       29,022
    Bank notes                                                                   4,017             -         9,774            -
    Long-term debt                                                               5,415         5,699        16,556       17,346
                                                                              --------      --------      --------     --------
      Total Interest Expense                                                   146,150       100,595       410,097      284,939
                                                                              --------      --------      --------     --------
      NET INTEREST INCOME                                                      145,617       151,507       444,307      445,331
   PROVISION FOR POSSIBLE LOAN LOSSES                                            8,312         8,951        28,928       26,374
                                                                              --------      --------      --------     --------
      NET INTEREST INCOME AFTER PROVISION
       FOR POSSIBLE LOAN LOSSES                                                137,305       142,556       415,379      418,957
   OTHER INCOME
    Trust                                                                       16,548        14,517        48,252       46,560
    Service charges                                                             16,852        17,737        50,062       52,089
    Credit card fees                                                             3,361         6,378        14,169       18,087
    Securitization revenue                                                       8,397             -        12,920            -
    Mortgage banking                                                             2,343         2,297         6,763        8,581
    Investment banking and brokerage                                             2,196         1,882         5,582        6,597
    Securities gains                                                             1,653           341         3,672        2,168
    Other                                                                       14,340         8,994        40,060       25,343
                                                                              --------      --------      --------     --------
      Total Other Income                                                        65,690        52,146       181,480      159,425
   OTHER EXPENSE
    Salaries                                                                    55,168        51,008       157,503      153,247
    Employee benefits                                                           12,655        12,276        38,322       37,554
    Net occupancy                                                                8,959         8,135        24,275       23,664
    Equipment                                                                    9,937         9,129        29,272       28,173
    Other                                                                       32,816        39,577       107,572      117,502
                                                                              --------      --------      --------     --------
      Total Other Expense                                                      119,535       120,125       356,944      360,140
                                                                              --------      --------      --------     --------
      INCOME BEFORE INCOME TAXES                                                83,460        74,577       239,915      218,242
   INCOME TAXES                                                                 26,763        26,417        81,156       78,033
                                                                              --------      --------      --------     --------
      NET INCOME                                                              $ 56,697      $ 48,160      $158,759     $140,209
                                                                              ========      ========      ========     ========
   PER COMMON SHARE DATA
    Average shares outstanding                                              55,150,062    52,069,711    53,629,980   51,900,015
    Net income<F*>                                                               $1.02          $.92         $2.95        $2.68
    Dividends declared                                                             .33           .28           .99          .84

<F*>Earnings per common share calculated by dividing net income, after deducting dividends on preferred stock, by weighted average common shares outstanding.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)


                                                                                          SEPT. 30       DEC. 31      SEPT. 30
                                                                                            1995          1994          1994
                                                                                          --------       -------      --------
ASSETS
 Cash and due from banks                                                                 $   822,849   $   770,710   $   755,380
 Due from banks-interest bearing                                                              97,473        29,166        22,819
 Federal funds sold and repurchase agreements                                                179,778       128,264       231,279
 Investments in debt and equity securities
  Trading                                                                                      4,696        14,299        17,290
  Available-for-sale                                                                         768,422       416,059       648,403
  Held-to-maturity (Estimated fair value of $3,094,938,
   $3,301,207 and $3,237,609, respectively)                                                3,074,207     3,413,142     3,290,624
                                                                                         -----------   -----------   -----------
    Total Investments in Debt and Equity Securities                                        3,847,325     3,843,500     3,956,317
 Loans held-for-sale                                                                          91,995        21,383        27,284
 Loans and leases, net of unearned income                                                 10,556,013     9,648,595     9,333,192
                                                                                         -----------   -----------   -----------
    Total Loans and Leases                                                                10,648,008     9,669,978     9,360,476
 Reserve for possible loan losses                                                           (187,872)     (194,515)     (189,954)
                                                                                         -----------   -----------   -----------
    Net Loans and Leases                                                                  10,460,136     9,475,463     9,170,522
 Bank premises and equipment                                                                 269,073       248,318       248,051
 Due from customers on acceptances                                                             1,593         6,609         5,928
 Other assets                                                                                340,426       304,314       333,182
                                                                                         -----------   -----------   -----------
    Total Assets                                                                         $16,018,653   $14,806,344   $14,723,478
                                                                                         ===========   ===========   ===========
LIABILITIES
 Deposits
  Non-interest bearing                                                                   $ 1,798,605   $ 1,763,439   $ 1,678,270
  Interest bearing                                                                         9,875,943     9,206,676     9,253,732
  Foreign                                                                                    160,736       219,135        92,704
                                                                                         -----------   -----------   -----------
    Total Deposits                                                                        11,835,284    11,189,250    11,024,706
 Federal funds purchased and repurchase agreements                                         1,611,392     1,495,540     1,535,425
 Other short-term borrowings                                                                 394,906       315,425       458,017
 Bank notes                                                                                  250,000       100,000             -
 Long-term debt                                                                              304,280       298,664       300,415
 Bank acceptances outstanding                                                                  1,593         6,609         5,928
 Other liabilities                                                                           202,031       166,520       175,025
                                                                                         -----------   -----------   -----------
    Total Liabilities                                                                     14,599,486    13,572,008    13,499,516
Commitments and contingent liabilities                                                             -             -             -

                                                     SEPT. 30     DEC. 31     SEPT. 30
                                                       1995        1994         1994
                                                     --------     -------     --------
SHAREHOLDERS' EQUITY
 Preferred stock-no par value
  Shares authorized                                     5,000      5,000        5,000
  Shares issued                                            15         15           15         12,153        12,153        12,153
 Common stock-$5.00 par value
  Shares authorized                                   100,000    100,000      100,000
  Shares issued                                        55,931     52,167       52,101        279,658       260,836       260,505
 Capital surplus                                                                             216,757       166,878       165,769
 Retained earnings                                                                           936,311       797,423       785,535
 Treasury stock, at cost                                  598         94            -        (25,712)       (2,954)            -
                                                                                         -----------   -----------    ----------
    Total Shareholders' Equity                                                             1,419,167     1,234,336     1,223,962
                                                                                         -----------   -----------   -----------
    Total Liabilities and Shareholders' Equity                                           $16,018,653   $14,806,344   $14,723,478
                                                                                         ===========   ===========   ===========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
($ IN THOUSANDS)

                                                  COMMON STOCK
                                             ---------------------                                                      TOTAL
                                             OUTSTANDING             PREFERRED    CAPITAL     RETAINED    TREASURY  SHAREHOLDERS'
                                               SHARES      DOLLARS     STOCK      SURPLUS     EARNINGS     STOCK       EQUITY
                                             -----------   -------   ---------    -------     --------    --------  -------------
BALANCE AT DECEMBER 31, 1993, AS RESTATED    51,666,199   $258,332    $12,153     $161,188    $700,996    $     -    $1,132,669
Net income                                                                                     140,209                  140,209
Common dividends declared:
 Mercantile Bancorporation Inc.-$.84
  per share                                                                                    (36,199)                 (36,199)
 Pooled companies prior to acquisition                                                          (2,429)                  (2,429)
Preferred dividends declared                                                                      (908)                    (908)
Issuance of common stock:
 Employee incentive plans                       283,946      1,420                   1,456                                2,876
 Convertible notes                              138,991        695                   2,911                                3,606
Net fair value adjustment for available-
 for-sale securities                                                                           (16,211)                 (16,211)
Pre-merger transactions of pooled companies
 and other                                       11,450         58                     214          77                      349
                                             ----------   --------    -------     --------    --------   --------    ----------
BALANCE AT SEPTEMBER 30, 1994                52,100,586   $260,505    $12,153     $165,769    $785,535   $      -    $1,223,962
                                             ==========   ========    =======     ========    ========   ========    ==========
BALANCE AT DECEMBER 31, 1994, AS REPORTED    43,207,524   $216,506    $     -     $170,083    $684,615   $ (2,954)   $1,068,250
Adjustment to reflect poolings-of-interests   8,865,829     44,330     12,153       (3,205)    112,808          -       166,086
                                             ----------   --------    -------    ---------    --------   --------    ----------
BALANCE AT DECEMBER 31, 1994, AS RESTATED    52,073,353    260,836     12,153      166,878     797,423     (2,954)    1,234,336
Net income                                                                                     158,759                  158,759
Common dividends declared:
 Mercantile Bancorporation Inc.-$.99 per
  share                                                                                        (50,557)                 (50,557)
 Pooled companies prior to acquisition                                                          (3,715)                  (3,715)
Preferred dividends declared                                                                      (765)                    (765)
Issuance of common stock in acquisitions of:
 Southwest Bancshares, Inc.                     674,975      3,375                     625       9,797                   13,797
 AmeriFirst Bancorporation, Inc.                661,356      3,307                   5,367       3,781                   12,455
 Plains Spirit Financial Corporation          1,301,180      2,639                  22,930                 27,701        53,270
 Wedge Bank                                     969,954      4,850                   1,649       7,314                   13,813
Issuance of common stock for:
 Employee incentive plans                       602,685      2,996                  10,554                    112        13,662
 Convertible notes                              331,075      1,655                   6,935                                8,590
Net fair value adjustment for available-
 for-sale securities                                                                            14,274                   14,274
Purchase of treasury stock                   (1,280,700)                                                  (50,571)      (50,571)
Pre-merger transactions of pooled companies
 and other                                                                           1,819                                1,819
                                             ----------   --------    -------     --------    --------   --------    ----------
BALANCE AT SEPTEMBER 30, 1995                55,333,878   $279,658    $12,153     $216,757    $936,311   $(25,712)   $1,419,167
                                             ==========   ========    =======     ========    ========   ========    ==========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30
                                                                                        1995                             1994
                                                                                        ----                             ----
   OPERATING ACTIVITIES
    Net income                                                                       $  158,759                       $  140,209
    Adjustments to reconcile net income to net cash provided by operating activities
     Provision for possible loan losses                                                  28,928                           26,374
     Depreciation and amortization                                                       25,679                           22,855
     Provision for deferred income taxes                                                  1,030                           (1,400)
     Net change in loans held-for-sale                                                  (70,612)                         114,184
     Net change in accrued interest receivable                                           (8,441)                          (8,509)
     Net change in accrued interest payable                                              24,611                           (1,226)
     Other, net                                                                           1,318                          (26,524)
                                                                                     ----------                       ----------
      Net Cash Provided by Operating Activities                                         161,272                          265,963
   INVESTING ACTIVITIES
    Investments in debt and equity securities, other than trading securities
     Purchases                                                                         (761,986)                      (1,036,494)
     Proceeds from maturities                                                           866,095                          996,035
     Proceeds from sales of available-for-sale securities                               147,309                          234,814
    Net change in loans and leases                                                     (813,136)                        (959,430)
    Purchases of loans and leases                                                      (105,234)                         (20,063)
    Proceeds from sales of loans and leases                                             558,980                          165,231
    Purchases of premises and equipment                                                 (38,802)                         (30,437)
    Proceeds from sales of premises and equipment                                         4,215                            2,677
    Proceeds from sales of foreclosed property                                           13,839                           19,535
    Cash and cash equivalents from acquisitions, net of cash paid                        46,732                                -
    Other, net                                                                              192                           25,645
                                                                                     ----------                       ----------
      Net Cash Used by Investing Activities                                             (81,796)                        (602,487)
   FINANCING ACTIVITIES
    Net change in non-interest bearing, savings, interest bearing demand and
     money market deposit accounts                                                     (390,376)                        (455,402)
    Net change in time certificates of deposit under $100,000                           175,145                         (198,524)
    Net change in time certificates of deposit $100,000 and over                        129,832                           10,970
    Net change in other time deposits                                                    96,280                            6,330
    Net change in foreign deposits                                                      (58,399)                          66,619
    Net change in short-term borrowings                                                 102,981                          791,049
    Issuance of bank notes                                                              150,000                                -
    Issuance of long-term debt                                                            2,996                           75,000
    Principal payments on long-term debt                                                (14,399)                         (57,946)
    Cash dividends paid                                                                 (55,037)                         (39,738)
    Proceeds from issuance of common stock                                                2,209                            2,442
    Purchase of treasury stock                                                          (50,571)                               -
    Other, net                                                                            1,823                           (3,447)
                                                                                     ----------                       ----------
      Net Cash Provided by Financing Activities                                          92,484                          197,353
                                                                                     ----------                       ----------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     171,960                         (139,171)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     928,140                        1,148,649
                                                                                     ----------                       ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $1,100,100                       $1,009,478
                                                                                     ==========                       ==========

NOTE 1

The consolidated financial statements include all adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods and are of a normal recurring nature.

NOTE 2

Effective January 3, 1995, Mercantile Bancorporation Inc. ("Corporation" or "Mercantile") acquired UNSL Financial Corp ("UNSL"), a $508 million-asset holding company for the Lebanon, Missouri-based United Savings Bank. Effective May 1, 1995, the Corporation acquired TCBankshares, Inc. ("TCB"), a $1.4 billion-asset holding company based in North Little Rock, Arkansas. Also effective May 1, 1995, the Corporation acquired Central Mortgage Bancshares, Inc. ("Central"), a $655 million-asset bank holding company based in Kansas City, Missouri. The UNSL, TCB, and Central acquisitions were accounted for as poolings-of-interests. The historical consolidated financial statements have been restated to reflect these transactions.

Net income and net income per share for Mercantile, UNSL, TCB and Central prior to restatement were as follows:


                                                                                                 (THOUSANDS EXCEPT PER
                                                                                                  COMMON SHARE DATA)

                                                                                          THREE MONTHS           NINE MONTHS
                                                                                              ENDED                 ENDED
                                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                                              1994                  1994
                                                                                          -------------         -------------
                                                MERCANTILE

                                                Net income                                   $41,043              $120,101
                                                Net income per common share                      .95                  2.79

                                                UNSL

                                                Net income                                     1,020                 3,063
                                                Net income per common share                      .65                  1.97

                                                TCB

                                                Net income                                     4,117                11,658
                                                Net income per common share                 1,811.67              5,109.92

                                                CENTRAL

                                                Net income                                     1,980                 5,387
                                                Net income per common share                      .50                  1.38

Effective January 3, 1995, the Corporation acquired Wedge Bank ("Wedge"), an Alton, Illinois bank with assets totaling $196 million. On August 1, 1995, the Corporation completed its acquisitions of Southwest Bancshares, Inc. ("Southwest"), a Springfield, Missouri bank holding company with assets totaling $188 million, and AmeriFirst Bancorporation, Inc. ("AmeriFirst"), a $156 million-asset bank holding company based in Sikeston, Missouri. The Wedge, Southwest and AmeriFirst transactions meet the requirements for treatment as poolings-of-interests; however, due to the immateriality of the financial condition and results of operations of Wedge, Southwest and AmeriFirst to those of Mercantile, the historical financial statements of the Corporation have not been restated for these transactions.

On July 7, 1995, the Corporation completed a merger with Plains Spirit Financial Corporation ("Plains Spirit"), a $401 million-asset holding company for a federal savings bank headquartered in Davenport, Iowa. The Plains Spirit transaction was accounted for as a purchase and, accordingly, the results of operations, which were not material, have been included in the financial statements from the acquisition date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



--------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 1
HIGHLIGHTS<F1>
                                                                 THIRD QUARTER                           NINE MONTHS
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)             1995          1994      CHANGE          1995         1994       CHANGE
--------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
 Net income                                                $ 1.02        $  .92   10.9 %           $ 2.95       $ 2.68    10.1 %
 Dividends declared                                           .33           .28   17.9                .99          .84    17.9
 Book value at September 30                                 25.43         23.26    9.3              25.43        23.26     9.3
 Market price at September 30                               44 3/4        36 7/8  21.4              44 3/4       36 7/8   21.4
 Average shares outstanding                            55,150,062    52,069,711    5.9         53,629,980   51,900,015     3.3
--------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
 Taxable-equivalent net interest income                  $148,951      $154,852   (3.8)%         $454,655     $455,366     (.2)%
 Tax-equivalent adjustment                                  3,334         3,345    (.3)            10,348       10,035     3.1
 Net interest income                                      145,617       151,507   (3.9)           444,307      445,331     (.2)
 Provision for possible loan losses                         8,312         8,951   (7.1)            28,928       26,374     9.7
 Other income                                              65,690        52,146   26.0            181,480      159,425    13.8
 Other expense                                            119,535       120,125    (.5)           356,944      360,140     (.9)
 Income taxes                                              26,763        26,417    1.3             81,156       78,033     4.0
 Net income                                                56,697        48,160   17.7            158,759      140,209    13.2
--------------------------------------------------------------------------------------------------------------------------------
ENDING BALANCES
 Total assets                                                                                 $16,018,653  $14,723,478     8.8 %
 Loans and leases                                                                              10,648,008    9,360,476    13.8
 Deposits                                                                                      11,835,284   11,024,706     7.4
 Shareholders' equity                                                                           1,419,167    1,223,962    15.9
 Reserve for possible loan losses                                                                 187,872      189,954    (1.1)
--------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
 Total assets                                         $15,867,317   $14,554,563    9.0 %      $15,405,979  $14,474,720     6.4 %
 Earning assets                                        14,675,759    13,399,388    9.5         14,239,180   13,283,005     7.2
 Loans and leases                                      10,530,841     9,148,008   15.1         10,136,331    8,876,826    14.2
 Deposits                                              12,208,891    11,619,475    5.1         11,864,912   11,753,489      .9
 Shareholders' equity                                   1,405,255     1,213,560   15.8          1,321,875    1,183,126    11.7
--------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
 Return on assets                                            1.43%         1.32%                     1.37%        1.29%
 Return on equity                                           16.14         15.87                     16.01        15.80
 Overhead ratio                                             55.69         58.03                     56.11        58.58
 Other expense to average assets                             3.01          3.30                      3.09         3.32

 Net interest rate margin                                    4.06          4.62                      4.26         4.57

 Equity to assets                                                                                    8.86         8.31
 Tier I capital to risk-adjusted assets                                                             12.29        11.73
 Total capital to risk-adjusted assets                                                              15.63        15.28
 Leverage                                                                                            8.45         8.00

 Reserve for possible loan losses to outstanding
  loans                                                                                              1.76         2.03
 Reserve for possible loan losses to non-performing
  loans                                                                                            352.34       469.36
 Non-performing assets to outstanding loans
  and foreclosed assets                                                                               .64          .77
--------------------------------------------------------------------------------------------------------------------------------
SELECTED DATA
 Banks<F2>                                                                                             52           51
 Banking offices<F2>                                                                                  322          318
 Full-time equivalent employees                                                                     6,840        6,558
--------------------------------------------------------------------------------------------------------------------------------

<F1> All previously reported financial information has been restated to reflect the January 3, 1995 merger with UNSL
     Financial Corp and the May 1, 1995 mergers with TCBankshares, Inc. and Central Mortgage Bancshares, Inc., which were accounted for as poolings-of-interests.

<F2> Includes Mercantile Bank, FSB, a federally-chartered savings bank.

--------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY

 Net income for Mercantile Bancorporation Inc. ("Corporation" or "Mercantile") for the third quarter of 1995 was $56,697,000, a 17.7% improvement from the $48,160,000 earned in the same period a year ago. On a per common share basis, net income was $1.02, up 10.9% from the $.92 earned in last year's third quarter. Return on assets improved to 1.43% in the third quarter compared with 1.37% in the second quarter of this year and 1.32% last year, while return on average equity for the quarter was 16.14% versus 15.87% in 1994.

 Year-to-date 1995 net income was $158,759,000, up 13.2% from the $140,209,000 earned last year, and on a per common share basis was $2.95, an improvement of 10.1% from the $2.68 recorded in the first nine months of 1994. When compared with 1994, year-to-date 1995 overall results reflected a consistent level of net interest income, lower levels of operating expenses, a higher provision for possible loan losses and a significant increase in other income. For the first nine months of 1995, return on average assets was 1.37% compared with 1.29% last year, while return on average equity was 16.01%, up from 15.80% last year.

 The financial statements have been restated to include the pre-acquisition accounts and results of operations of UNSL Financial Corp ("UNSL"), Central Mortgage Bancshares, Inc. ("Central") and TCBankshares, Inc. ("TCB"). UNSL was acquired by Mercantile on January 3, 1995 while Central and TCB were acquired by Mercantile on May 1, 1995 in transactions accounted for as poolings-of-interests, hereinafter referred to as Pooled Transactions. Also effective January 3, 1995, Mercantile completed a merger with Wedge Bank ("Wedge"), and on August 1, 1995, completed mergers with Southwest Bancshares, Inc. ("Southwest") and AmeriFirst Bancorporation, Inc. ("AmeriFirst"). All three transactions also met the requirements for treatment as poolings-of-interests; however, due to their immateriality, Mercantile's historical financial statements were not restated.

 The Plains Spirit Financial Corporation ("Plains Spirit") merger closed on July 7, 1995 and was accounted for as a purchase. On August 4, 1995, the Corporation announced plans to expand its presence in Iowa through a merger with Hawkeye Bancorporation, a $2.0 billion-asset holding company based in Des Moines. There are currently three smaller pending acquisitions in various stages of approval which are summarized in Exhibit 2.


-------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 2
ACQUISITIONS
($ IN THOUSANDS)
                                                                                             CONSIDERATION
                                                                                           ------------------        ACCOUNTING
                                                   DATE          ASSETS      DEPOSITS      CASH        SHARES          METHOD
                                                   ----          ------      --------      ----        ------        ----------
ACQUISITIONS COMPLETED
Southwest Bancshares, Inc.                     Aug. 1, 1995    $  187,701     155,628     $    1      674,975         Pooling
AmeriFirst Bancorporation, Inc.                Aug. 1, 1995       155,521     130,179          1      661,356         Pooling
Plains Spirit Financial Corporation            July 7, 1995       400,754     276,887      6,697    1,301,180         Purchase
TCBankshares, Inc.                             May 1, 1995      1,422,798   1,217,740          -    4,749,999<F1>     Pooling
Central Mortgage Bancshares, Inc.              May 1, 1995        654,584     571,105          8    2,537,723         Pooling
UNSL Financial Corp                            Jan. 3, 1995       508,346     380,716         11    1,578,107         Pooling
Wedge Bank                                     Jan. 3, 1995       195,716     152,865          1      969,954         Pooling
United Postal Bancorp, Inc.                    Feb. 1, 1994     1,260,765   1,025,252         39    5,631,953         Pooling
Metro Bancorporation                           Jan. 3, 1994       370,175     333,183          6    1,638,278         Pooling

ACQUISITIONS PENDING
Hawkeye Bancorporation                         4th Qtr. 1995    1,992,565   1,717,075          -    7,874,903<F2>     Pooling
First Sterling Bancorp, Inc.                   4th Qtr. 1995      170,002     132,513          -      521,424<F2>     Pooling
Security Bank of Conway, F.S.B.                1st Qtr. 1996      100,323      87,758          -      322,000<F2>     Pooling
Metro Savings Bank, F.S.B.                     1st Qtr. 1996       83,349      76,125                 199,446<F2>     Pooling


<F1> In addition to Mercantile common stock issued, the Corporation assumed, through an exchange, the outstanding, non-convertible preferred stock of TCBankshares, Inc.

<F2> Estimated shares to be issued in acquisition.

-------------------------------------------------------------------------------------------------------------------------------

 On May 17, 1995, the Corporation securitized $400,000,000 of its MasterCard(R) and VISA(R) credit card loans through the Mercantile Credit Card Master Trust, largely in a public underwriting. The Class A Floating Rate Credit Card Participation Certificates were rated AAA by Moody's and Standard & Poor's, while the Class B Certificates were rated A. Overnight borrowings were reduced accordingly. The financial statement impact of the securitization is to reduce net interest income, credit card income, the provision for possible loan losses and operating expenses with a net offsetting increase in securitization revenue, which is classified as other income. There is minimal effect on net income.

 Net interest income decreased 3.9% to $145,617,000 for the third quarter of 1995 and .2% to $444,307,000 for the first nine months of 1995. The net interest rate margin was 4.06% this quarter compared with 4.25% in the second quarter of 1995 and 4.62% for the third quarter of 1994, while the year-to-date margin was 4.26% compared with 4.57% last year. Average earning assets for the first nine months of 1995 of $14.2 billion were 7.2% higher than last year as average loan volume was up 14.2%, offset by declines in investments.

 Other income was $65,690,000 for the third quarter of 1995, an increase of $13,544,000 or 26.0% from a year ago. For the first nine months of 1995, other income was $181,480,000, an improvement of $22,055,000 or 13.8% from last year. Trust fees, securities gains and miscellaneous income all improved from the first nine months of 1994. Securitization revenue in 1995 of $12,920,000 also significantly enhanced other income.

 Third-quarter non-interest expenses were down .5% from a year ago and totaled $119,535,000 compared with $120,125,000 last year, and year-to-date were $356,944,000, down .9%. Likewise, there was an improvement in the year-to-date overhead ratio to 56.11% compared with 58.58% last year, and a lowering of the operating expense to average assets ratio to 3.09% versus 3.32% in the first nine months of 1994. The reduction in expense levels resulted primarily from the realization of synergies from mergers completed in prior years and lower FDIC insurance expense. The FDIC insurance rebate for the period June 1 to September 30, 1995 was $5,500,000, and was reflected as a reduction in operating expenses.

 The provision for possible loan losses for the third quarter of 1995 was $8,312,000 compared with $8,951,000 the prior year, and was $28,928,000 for the first nine months of 1995 compared with $26,374,000 in 1994. Net charge-offs for the


--------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 3
ORGANIZATIONAL CONTRIBUTION
($ IN THOUSANDS)
                                                                                SEPTEMBER 30, 1995
                                                     ---------------------------------------------------------------------------
                                                                       KANSAS                          PARENT
                                                     ST. LOUIS          CITY         COMMUNITY      COMPANY AND
                                                     AREA<F1>           AREA         BANKS<F2>      ELIMINATIONS    CONSOLIDATED
                                                     ---------         ------        ---------      ------------    ------------
Net income                                          $   73,737       $   17,666      $   71,820      $  (4,464)     $   158,759
Average assets                                       7,027,093        1,730,021       7,145,635       (496,770)      15,405,979
Return on assets                                          1.40%            1.36%           1.34%                           1.37%
Net interest rate margin                                  3.82             4.60            4.37                            4.26
Overhead ratio                                           56.36            56.13           53.02                           56.11
Equity to assets                                          8.06             8.12            8.86                            8.86
Reserve for possible loan losses to outstanding
 loans                                                    1.57             2.00            1.87                            1.76
Reserve for possible loan losses to non-
 performing loans                                       290.70           345.51          419.62                          352.34
Non-performing loans to outstanding loans                  .54              .58             .45                             .50
Non-performing assets to outstanding loans
 and foreclosed assets                                     .70              .69             .56                             .64

<F1> Includes the results of Mercantile Bank of St. Louis N.A., Mercantile Bank of Illinois N.A., Mercantile Trust Company
     N.A., Mercantile Business Credit, Inc. (asset-based lending), Mercantile Investment Services, Inc. (brokerage),
     Mississippi Valley Advisors Inc. (investment management) and Mississippi Valley Life Insurance Co. (credit life).

<F2> Includes the pre-acquisition financial performance of Pooled Transactions consummated prior to September 30, 1995.

--------------------------------------------------------------------------------------------------------------------------------

 first nine months of 1995 and 1994 were $37,320,000 and $21,703,000, respectively, and on an annualized basis were .49% of average loans compared with .33% last year, when significant commercial real estate recoveries were realized. At September 30, 1995, the reserve for possible loan losses was $187,872,000, which was 1.76% of total loans and 352.34% of non-performing loans.

 Non-performing assets as of September 30, 1995 were $68,400,000 or .64% of total loans and foreclosed assets, compared with the year-end 1994 figures of $47,716,000 or .49%, and $72,670,000 or .77% at
 September 30, 1994. Foreclosed assets included above were $15,079,000 compared with $14,157,000 at year-end and $32,199,000 last
 September 30.

 Earnings in the St. Louis Area banks (Mercantile Bank of St. Louis N.A., Mercantile Bank of Illinois N.A. and Mercantile Trust Company N.A.) for the first nine months of 1995 were $73,737,000, the same level as the first nine months of 1994. Return on average assets for the three banks was 1.40% compared with 1.46% for the first nine months of 1994.

 In the 46 Community Banks, net income was $71,820,000, an increase of 11.3%, while return on average assets was 1.34% compared with 1.36% last year. Earnings for the three banks in the Kansas City Area for the first nine months of 1995 were $17,666,000, up 13.7% from a year ago. Return on average assets was 1.36% compared with 1.28% last year. The results for Community Banks included the pre-acquisition financial performance of the Pooled Transactions.

 Consolidated assets of $16.0 billion were up 8.8% from last September
 30. Core deposits increased by 5.4% to $10.8 billion, loans were $10.6 billion, up 13.8% from last year, and shareholders' equity of $1.4 billion was 15.9% higher than at September 30, 1994. Tier I capital to risk-adjusted assets improved to 12.29% compared with 11.73% last year, while Total capital to risk-adjusted assets at September 30, 1995 and 1994 was 15.63% and 15.28%, respectively.

 The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial position of the Corporation for the third quarter and first nine months of 1995.

NET INTEREST INCOME

 Net interest income for the third quarter of 1995 was $145,617,000, a 3.9% decline from the $151,507,000 earned last year, and for the first nine months of 1995 was $444,307,000, a .2% drop from last year. For the quarter, the net interest rate margin was 4.06% compared with 4.62% last year, while the year-to-date 1995 margin was 4.26% versus 4.57% in 1994. Factors contributing to the lower net interest rate margins in 1995 included more competitive pricing for both loans and deposits, the movement of retail deposits from savings and transaction accounts to higher-costing, longer-term certificates of deposit, a decline in core deposit funding as a percentage of total funding, introductory rates on the SBC Communications Inc. co-branded credit card program, and the credit card securitization. Also, the companies acquired in 1995 have generally had lower net interest rate margins, thereby further diluting the Corporation's margin. Partially offsetting these negative factors was average loan growth of $1.3 billion or 14.2% for the first nine months of 1995.



---------------------------------------------------------------------------------------------------------------------------

EXHIBIT 4
LOANS AND LEASES
($ IN THOUSANDS)
                                                                               SEPTEMBER 30
                                                                      1995                      1994                 CHANGE
                                                                      ----                      ----                 ------
Commercial                                                        $ 2,623,217                $2,379,135               10.3%
Real estate-commercial                                              1,714,975                 1,546,104               10.9
Real estate-construction                                              280,139                   276,361                1.4
Real estate-residential                                             3,742,007                 2,981,166               25.5
Consumer                                                            1,545,909                 1,418,351                9.0
Credit card loans issued                                            1,141,761                   758,925               50.4
Securitized credit card loans                                        (400,000)                        -                  -
Foreign                                                                     -                       434                  -
                                                                   ----------                ----------
 Total Loans and Leases                                           $10,648,008                $9,360,476               13.8
                                                                  ===========                ==========

---------------------------------------------------------------------------------------------------------------------------


 Year-to-date 1995 average loans in the St. Louis Area, Kansas City Area and Community Banks grew by 7.7%, 22.5% and 18.8%, respectively.
 Exhibit 4 portrays loan volumes at September 30, 1995 and 1994 by category. Total average loans grew by 14.2% or $1.3 billion. Including the securitized loans, growth was $1.5 billion or 16.4% on an annualized basis. From June 30, 1995 to September 30, 1995, loans outstanding grew by 5.5%, with most of that increase attributable to the three acquisitions which closed in the quarter and growth in the co-branded credit card loans.

 Year-to-date average commercial loan growth was $223,634,000, up 9.8%, and was broad-based across the system. Commercial real estate and construction loans grew by $181,428,000 or 10.2% with the growth generally in the smaller markets served by Mercantile. Residential mortgage loans were up $600,464,000 or 21.4%, due largely to the Wedge, Plains Spirit, Southwest and AmeriFirst acquisitions. Internal growth is now stabilizing in the current lower interest rate environment as the pipeline mix is changing from adjustable-rate loans, which are generally retained as earning assets, to fixed-rate loans, which are generally sold with servicing retained. Average credit card loans grew by 2.2%, due primarily to the volume generated by the SBC Communications Inc. co-branded card, partially offset by the impact of the securitization and a decline in the core Mercantile MasterCard(R) and VISA(R) portfolio. The co-branded card should continue to add significantly to loan growth in future periods. On a managed portfolio basis, average credit card loan volume was up $192,389,000 or 21.2% from the second quarter of 1995. Other consumer loans increased by $237,531,000 or 18.8% in the first nine months of 1995, due primarily to loans added from the four acquisitions cited above.

 The 6.3% year-to-date decline in average investments in debt and equity securities came largely through maturities in which the proceeds were used to fund loan growth. Short-term investments are primarily used for short-term excess liquidity or balancing the interest rate sensitivity of the Corporation, and on average decreased by $42,923,000 or 15.3% during the first nine months of 1995.

 A decline in core deposits was offset by an increase in short-term borrowings and bank notes. Mercantile remained substantially core funded at 91.56% of total deposits and 76.29% of earning assets for the first nine months of 1995. Changes in average core deposits for the past seven quarters are shown in the Condensed Quarterly Average Balance Sheet on Pages 19 and 20 of this report.

 Average non-interest bearing deposits declined by $92,394,000 or 4.3% through the first nine months of 1995. A reclassification of $100,000,000 to other time deposits during the first quarter of 1995 accounted for the decline as well as higher interest rates and thus, larger earnings credits for compensatory balances to pay for services.

 The $511,253,000 or 50.0% increase in average short-term borrowings and outstanding bank notes of $250,000,000 made up for the loss of core deposits and funded loan growth. All borrowings are in accordance with current liquidity guidelines.

 Also funding asset growth was average shareholders' equity, which grew by $138,749,000 or 11.7%, due largely to net earnings retained, the conversion of capital notes to equity, a favorable change in the FAS 115 adjustment, and stock issued in the Wedge, Southwest, AmeriFirst and Plains Spirit transactions and under various employee benefit plans.

 The factors discussed above are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Condensed
 Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on Pages 19 and 20.

OTHER INCOME

 Non-interest income increased 26.0% during the third quarter of 1995 to $65,690,000, and for the nine month period was $181,480,000 compared with $159,425,000 a year ago, an improvement of 13.8%. Year-to-date trust fees and other miscellaneous income improved from last year while investment banking revenue, mortgage banking income, service charges, credit card and letters of credit fees declined. Excess servicing fees on the securitized credit card loans were $12,920,000 this year. Net securities gains were $3,672,000 in 1995 compared with $2,168,000 last year.


-------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 5
OTHER INCOME
($ IN THOUSANDS)
                                                                  THIRD QUARTER                            NINE MONTHS
                                                            1995      1994       CHANGE             1995       1994      CHANGE
                                                            ----      ----       ------             ----       ----      ------
Trust (Exhibit 6)                                         $16,548    $14,517      14.0%           $ 48,252   $ 46,560      3.6%
Service charges                                            16,852     17,737      (5.0)             50,062     52,089     (3.9)
Credit card fees (Exhibit 7)                                3,361      6,378     (47.3)             14,169     18,087    (21.7)
Securitization revenue                                      8,397          -         -              12,920          -        -
Mortgage banking                                            2,343      2,297       2.0               6,763      8,581    (21.2)
Investment banking and brokerage                            2,196      1,882      16.7               5,582      6,597    (15.4)
Letters of credit fees                                      1,863      2,024      (8.0)              4,707      5,052     (6.8)
Securities gains                                            1,653        341         -               3,672      2,168     69.4
Other                                                      12,477      6,970      79.0              35,353     20,291     74.2
                                                          -------    -------                      --------   --------
 Total Other Income                                       $65,690    $52,146      26.0            $181,480   $159,425     13.8
                                                          =======    =======                      ========   ========

-------------------------------------------------------------------------------------------------------------------------------

 Trust fees were $16,548,000 for the third quarter of 1995, up 14.0%, due primarily to favorable investment results and strength in the bond and equity markets, successful marketing efforts and selective fee increases. On a year-to-date basis, trust fees totaled $48,252,000, an increase of 3.6%. Exhibit 6 further details comparative trust revenue by line of business for the third quarter and first nine months of 1995 and 1994.



------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 6
TRUST INCOME
($ IN THOUSANDS)
                                                                   THIRD QUARTER                             NINE MONTHS
                                                             1995       1994    CHANGE                1995       1994   CHANGE
                                                             ----       ----    ------                ----       ----   ------
Personal trust-St. Louis Area banks                       $ 5,385    $ 4,820      11.7%            $16,121   $14,898       8.2%
Mississippi Valley Advisors Inc.                            3,492      3,037      15.0               9,928     9,483       4.7
Corporate and institutional services                        3,016      2,607      15.7               8,348     8,729      (4.4)
Kansas City Area and Community Banks                        4,655      4,053      14.9              13,855    13,450       3.0
                                                          -------    -------                       -------   -------
 Total Trust Income                                       $16,548    $14,517      14.0             $48,252   $46,560       3.6
                                                          =======    =======                       =======   =======
------------------------------------------------------------------------------------------------------------------------------

 Service charge income of $16,852,000 was down 5.0% for the third quarter and declined 3.9% for the first nine months of 1995. Declining average deposit volumes, as well as corporate customers who opted to use compensating deposit balances to offset analysis charges, accounted for the drop in service charges.

 Credit card fee income was $3,361,000 for the third quarter of 1995, 47.3% less than the 1994 level. For the first nine months of 1995, credit card income was $14,169,000 or 21.7% less than the comparable 1994 period. The decline in income was due primarily to the netting of the transaction-based rebates paid to the new co-branded cardholders against fee income and the reclassification of fees relating to the securitized loans to securitization revenue. A breakout of credit card fees is shown in Exhibit 7. Securitization revenue represents the excess servicing fees accruing to Mercantile on the $400,000,000 in credit card loans securitized in the Mercantile Credit Card Master Trust.

 Mortgage banking income decreased by $1,818,000 or 21.2% from the first nine months of 1994, when significant gains were recognized on the sales of loans. At September 30, 1995, servicing volume was approximately $5.1 billion. During the second quarter of 1995, Mercantile adopted FAS 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," for which the financial impact was immaterial.

 Investment banking and brokerage fees, which consists of transaction fees for services performed on behalf of both individual and corporate customers, primarily sales of annuities and mutual funds as well as foreign exchange revenues,


-------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 7
CREDIT CARD INCOME
($ IN THOUSANDS)
                                                                  THIRD QUARTER                            NINE MONTHS
                                                            1995      1994       CHANGE             1995       1994      CHANGE
                                                            ----      ----       ------             ----       ----      ------
Interchange fees                                          $ 3,199    $2,430       31.6%            $ 8,357   $ 6,728      24.2%
Late payment fees                                           1,228     1,012       21.3               3,233     2,998       7.8
Merchant revenue, net of related expense                    1,277       865       47.6               2,642     2,190      20.6
Annual fees                                                   224     1,141      (80.4)              1,719     3,586     (52.1)
Other cardholder income                                     2,062       930          -               4,690     2,585      81.4
Co-branded card rebate                                     (4,629)        -          -              (6,472)        -         -
                                                          -------    ------                        -------   -------

 Total Credit Card Income                                 $ 3,361    $6,378      (47.3)            $14,169   $18,087     (21.7)
                                                          =======    ======                        =======   =======

-------------------------------------------------------------------------------------------------------------------------------

 were $2,196,000 for the third quarter of 1995, an improvement of 16.7% from 1994. For the first nine months, revenues were down $1,015,000 or 15.4% from the 1994 results. These revenues can vary with movements in interest rates and overall market conditions.

 Securities gains increased by $1,504,000 from the first nine months of 1994, due largely to gains on the sale of equity securities. All other non-interest income was up 58.1% for the quarter and 59.4% year-to-date as during the third quarter the Corporation realized gains of $5,300,000 on the sale of leased equipment; also, in the first quarter of 1995 a gain of $5,155,000 was recorded on the sale of its equity interest in a joint venture.

OTHER EXPENSE

 Expenses other than interest expense and the provision for possible loan losses for the third quarter of 1995 were $119,535,000, a decline of .5% from the third quarter of 1994. For the first nine months of 1995, total other expenses were $356,944,000, a .9% decrease from the 1994 level. Total operating expenses were 3.09% of average assets



-------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 8
OTHER EXPENSE
($ IN THOUSANDS)
                                                                  THIRD QUARTER                            NINE MONTHS
                                                            1995      1994       CHANGE             1995       1994      CHANGE
                                                            ----      ----       ------             ----       ----      ------
Salaries                                                  $ 55,168  $ 51,008       8.2%           $157,503   $153,247      2.8%
Employee benefits                                           12,655    12,276       3.1              38,322     37,554      2.0
                                                          --------  --------                      --------   --------
 Total Personnel Expense                                    67,823    63,284       7.2             195,825    190,801      2.6
Net occupancy                                                8,959     8,135      10.1              24,275     23,664      2.6
Equipment                                                    9,937     9,129       8.9              29,272     28,173      3.9
Marketing/business development                               2,424     3,585     (32.4)              7,312     10,209    (28.4)
Postage and freight                                          4,493     3,933      14.2              13,540     12,104     11.9
Office supplies                                              2,838     2,593       9.4               8,259      7,339     12.5
Communications                                               2,754     1,973      39.6               7,144      5,895     21.2
Legal and professional                                       2,080     2,464     (15.6)              6,181      8,121    (23.9)
Credit card                                                  3,980     2,876      38.4               8,440      7,994      5.6
FDIC insurance                                                 866     6,290     (86.2)             13,402     19,139    (30.0)
Foreclosed property expense                                     13      (926)        -                 578       (104)       -
Intangible asset amortization                                2,249     1,947      15.5               5,891      5,967     (1.3)
Other                                                       11,119    14,842     (25.1)             36,825     40,838     (9.8)
                                                          --------  --------                      --------   --------
 Total Other Expense                                      $119,535  $120,125       (.5)           $356,944   $360,140      (.9)
                                                          ========  ========                      ========   ========
RATIOS
 Overhead ratio                                              55.69%    58.03%                        56.11%     58.58%
 Other expense to average assets                              3.01      3.30                          3.09       3.32

-------------------------------------------------------------------------------------------------------------------------------

 compared with 3.32% for the first nine months of 1994. The overhead ratio, defined as operating expenses as a percentage of taxable-equivalent net interest income and other income, improved to 55.69% in the current quarter from 56.71% last quarter, while the overhead ratio was 56.11% for the first nine months of 1995 compared with 58.58% last year.

 Salary expense increased 8.2% and 2.8%, respectively, during the third quarter and first nine months of 1995, largely reflecting the costs associated with staffing product expansion, merit increases and new banking operations added during the quarter. Year-to-date benefit costs were up by 2.0%, in line with the growth in salaries. Occupancy and equipment costs grew by 3.3% during the first nine months of 1995, reflecting productivity gains and the closing of overlapping United Postal offices, offset by the costs of maintaining additional offices and a consistent program of upgrading systems and equipment to further enhance productivity.

 In September 1995, Mercantile received a $5,500,000 rebate from the FDIC relating to overpaid insurance premiums for the months of June through September 1995. That refund was classified as a reduction in FDIC insurance expense. Exhibit 8 details the composition of all other operating expenses.

RESERVE FOR POSSIBLE LOAN LOSSES

 The reserve for possible loan losses was $187,872,000 or 1.76% of loans outstanding at September 30, 1995. This compared with $194,515,000 or 2.01% at year's end and $189,954,000 or 2.03% at
 September 30, 1994. The reserve for possible loan losses as a percentage of non-performing loans was 352.34% compared with 579.62% at year-end and 469.36% last year.

 The year-to-date 1995 provision for possible loan losses was $28,928,000 compared with $26,374,000 last year, an increase of 9.7%. The annualized ratio of net charge-offs to average loans for the first nine months of 1995 was .49% compared with .33% last year, while the corresponding net charge-off figures were $37,320,000 and $21,703,000, respectively. In 1994 significant recoveries were received on several commercial real estate loans, thereby lowering the net charge-off figures.



-------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 9
RESERVE FOR POSSIBLE LOAN LOSSES
($ IN THOUSANDS)
                                                                       THIRD QUARTER                         NINE MONTHS
                                                                    1995           1994                   1995          1994
                                                                    ----           ----                   ----          ----
BEGINNING BALANCE                                                   $179,434      $190,251               $194,515      $184,836

PROVISION                                                              8,312         8,951                 28,928        26,374

Charge-offs                                                          (16,188)      (15,109)               (49,515)      (48,336)
Recoveries                                                             4,611         5,414                 12,195        26,633
                                                                    --------      --------               --------      --------
  NET CHARGE-OFFS                                                    (11,577)       (9,695)               (37,320)      (21,703)

Acquired Reserves                                                     11,703           447                 13,749           447

Transfer to Mercantile Credit Card Master Trust                            -             -                (12,000)            -
                                                                    --------      --------               --------      --------
  ENDING BALANCE                                                    $187,872      $189,954               $187,872      $189,954
                                                                    ========      ========               ========      ========
LOANS AND LEASES
  September 30 balance                                           $10,648,008    $9,360,476            $10,648,008    $9,360,476
                                                                 ===========    ==========            ===========    ==========
  Average balance                                                $10,530,841    $9,148,008            $10,136,331    $8,876,826
                                                                 ===========    ==========            ===========    ==========
RATIOS
  Reserve balance to outstanding loans                                  1.76%         2.03%                  1.76%         2.03%
  Reserve balance to non-performing loans                             352.34        469.36                 352.34        469.36
  Net charge-offs to average loans                                       .44           .42                    .49           .33
  Earnings coverage of net charge-offs                                  7.93X         8.62x                  7.20X        11.27x

-------------------------------------------------------------------------------------------------------------------------------

 Credit card losses were 4.95% of average credit card loans in the first nine months of 1995 compared with 4.98% in 1994, as net credit card charge-offs were $28,075,000 versus $27,275,000 last year. The securitization of credit card loans on May 17, 1995 reduced the amount of credit card charge-offs reported by the Corporation; however, losses on securitized loans negatively impacted the level of excess servicing fees reported in other income. In conjunction with the securitization, $12,000,000 of the Corporation's loan loss reserve was transferred with the loans to the Mercantile Credit Card Master Trust.

 Mercantile evaluates the reserves of all banks on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of each bank's reserve for possible loan losses. At September 30, 1995, the level of the individual Community Bank reserves as a percentage of total loans outstanding ranged from 1.24% to 6.28% with a combined ratio of 1.87%. The coverage of non-performing loans was 419.62% on a combined basis. The St. Louis Area combined reserve was 1.57% of loans with a resulting coverage ratio of 290.70%, while the Kansas City Area banks combined reserve was 2.00%, with a 345.51% coverage ratio. Management believes the consolidated reserve of 1.76% of total loans and 352.34% of non-performing loans as of September 30, 1995 was adequate based on the risks identified at such date in the portfolios.

NON-PERFORMING ASSETS

 Non-performing loans (non-accrual and renegotiated loans) were $53,321,000 or .50% of total loans outstanding at September 30, 1995 compared with $42,689,000 or .42% at June 30, 1995 and
 $33,559,000 or .35% at December 31, 1994. Foreclosed assets at September 30, 1995 were $15,079,000 compared with $14,523,000 at
 June 30, 1995 and $14,157,000 at year's end. The ratio of non-performing assets to outstanding loans and foreclosed assets was .64% at September 30, 1995 compared with .57% at June 30, 1995 and .49% at December 31, 1994.


----------------------------------------------------------------------------------------------------------------------------

EXHIBIT 10
NON-PERFORMING ASSETS
($ IN THOUSANDS)
                                                                 SEPT. 30                  DEC. 31                  SEPT. 30
                                                                   1995                      1994                     1994
                                                                 --------                  -------                  --------
NON-ACCRUAL LOANS
  Commercial                                                      $18,817                  $ 4,752                   $ 5,798
  Real estate-commercial                                           16,534                   13,182                    17,293
  Real estate-construction                                            325                      129                       128
  Real estate-residential                                          11,732                    7,491                     7,884
  Consumer                                                          3,367                    2,133                     2,356
                                                                  -------                  -------                   -------
    Total Non-accrual Loans                                        50,775                   27,687                    33,459

RENEGOTIATED LOANS                                                  2,546                    5,872                     7,012
                                                                  -------                  -------                   -------
TOTAL NON-PERFORMING LOANS                                        $53,321                  $33,559                   $40,471
                                                                  =======                  =======                   =======
FORECLOSED ASSETS
  Foreclosed real estate                                          $12,306                  $ 9,161                   $27,960
  In-substance foreclosures                                             -                    2,683                     2,609
  Other foreclosed assets                                           2,773                    2,313                     1,630
                                                                  -------                  -------                   -------
TOTAL FORECLOSED ASSETS                                           $15,079                  $14,157                   $32,199
                                                                  =======                  =======                   =======
TOTAL NON-PERFORMING ASSETS                                       $68,400                  $47,716                   $72,670
                                                                  =======                  =======                   =======
PAST-DUE LOANS
  (90 DAYS OR MORE)                                               $20,205                  $21,814                   $19,728
                                                                  =======                  =======                   =======
RATIOS
  Non-performing loans to outstanding loans                           .50%                     .35%                      .43%
  Non-performing assets to outstanding loans and
   foreclosed assets                                                  .64                      .49                       .77
  Non-performing assets to total assets                               .43                      .32                       .49

----------------------------------------------------------------------------------------------------------------------------

 Non-accrual loans increased by $10,710,000 from the June 30, 1995 level, primarily due to the downgrading of loans acquired in the Central transaction and the designation of two commercial credits at Mercantile Bank of St. Louis N.A. as non-accrual. All loans classified as renegotiated were paying in accordance with their modified terms at September 30, 1995. Loans past due 90 days and still accruing interest were up slightly from the June 30, 1995 level and consisted largely of credit card and residential mortgage loans.

 Not included in non-performing loans was a $16,700,000 unsecured loan to a St. Louis-based borrower that was a fully performing credit at September 30, 1995. On November 3, 1995, the borrower filed for bankruptcy protection and, as a consequence, the loan will be placed on non-accrual status in the fourth quarter. An additional $5,500,000 secured industrial revenue bond is expected to continue performing but is a potential non-accrual credit as well.

CAPITAL RESOURCES

 Mercantile maintains a strong capital base, which provides a solid foundation for anticipated future asset growth and promotes depositor and investor confidence. Capital management is a continuous process at Mercantile, and ensures that capital is provided for current needs and anticipated growth. Mercantile's strong capital position has enabled it to profitably expand both its asset and deposit bases, while maintaining capital ratios stronger than those of other quality banking organizations and well in excess of regulatory standards.

 At September 30, 1995, shareholders' equity was $1.4 billion, an increase of 15.9% from September 30, 1994. Net earnings retained, the conversion of capital notes to equity, a favorable change in the FAS 115 adjustment and stock issued in the Wedge, Southwest, AmeriFirst and Plains Spirit transactions and under various employee benefit plans accounted for the majority of the increase. In conjunction with the TCB transaction, the Corporation issued $12,153,000 of preferred stock to the preferred shareholder of TCB with the same terms and conditions which existed prior to the merger. Equity represented 8.86% of assets at September 30, 1995 compared with 8.31% a year ago. Significant capital ratios and intangible assets are summarized in Exhibit 11, while Exhibit 3 details the equity capital ratios of the St. Louis Area, Kansas City Area and Community Banks in aggregate. During the first nine months of 1995, Mercantile repurchased 1,280,700 shares of its common stock via a designated broker dealer at an average cost of $39.49 per share.



-------------------------------------------------------------------------------------------------------------------------

EXHIBIT 11
RISK-BASED CAPITAL
($ IN THOUSANDS)
                                                            SEPT. 30                  DEC. 31                   SEPT. 30
                                                              1995                      1994                      1994
                                                            --------                  -------                   --------
Capital
  Tier I                                                   $ 1,332,606              $ 1,173,137                $1,157,320
  Total                                                      1,694,888                1,525,335                 1,507,431

Risk-adjusted assets                                        10,842,689               10,032,372                 9,864,852

Tier I capital to risk-adjusted assets                           12.29%                   11.69%                    11.73%

Total capital to risk-adjusted assets                            15.63                    15.20                     15.28

Leverage                                                          8.45                     8.02                      8.00
Double leverage                                                 107.25                   107.54                    106.70
Long-term debt to total
  capitalization                                                 17.66                    19.48                     19.71

Intangible assets                                              $89,283                  $76,172                   $79,217

-------------------------------------------------------------------------------------------------------------------------

 On July 13, 1995, the Board of Directors declared a cash dividend of $.33 per common share, which was paid October 2, 1995, representing a 32.35% payout of third-quarter 1995 earnings. Book value per common share was $25.43 at September 30, 1995 compared with $23.26 a year earlier, an increase of 9.3%. Public debt ratings of the Corporation and Mercantile Bank of St. Louis N.A. are shown in Exhibit 12.



------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 12
DEBT RATINGS

                                                                                                       THOMSON       STANDARD
                                                                           MOODY'S        FITCH       BANKWATCH      & POOR'S
                                                                           -------        -----       ---------      --------
MERCANTILE BANCORPORATION INC.
  Issuer Rating                                                                                           B
  Commercial Paper                                                            P-2                       TBW-1           A-2
  7.625% Subordinated Notes, due 2002                                         Baa1                      BBB +           BBB

MERCANTILE BANK OF ST. LOUIS N.A.
  Bank Notes                                                                  A1/P-1                      A
  6.375% Subordinated Notes, due 2004                                           A3           A            A-            BBB +
  9.000% Mortgage-backed Notes, due 1999                                       AAA
  Certificates of Deposit                                                                                TBW-1          A-/A-2
  Letters of Credit                                                                                      TBW-1          A-/A-2

------------------------------------------------------------------------------------------------------------------------------

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
($ IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                    1994                                       1995
                                                1ST QTR.    2ND QTR.    3RD QTR.   4TH QTR.       1ST QTR.   2ND QTR.  3RD QTR.
                                                --------    --------    --------   --------       --------   --------  --------
INTEREST INCOME
 Interest and fees on loans and leases          $175,223    $182,359    $193,848   $206,141       $220,430   $223,505  $229,824
 Investments in debt and equity securities        56,971      57,645      56,008     55,464         56,205     56,176    57,708
 Short-term investments                            3,912       2,058       2,246      3,021          3,154      3,167     4,235
                                                --------    --------    --------   --------       --------   --------  --------
  Total Interest Income                          236,106     242,062     252,102    264,626        279,789    282,848   291,767
 Tax-equivalent adjustment                         3,288       3,402       3,345      3,361          3,594      3,420     3,334
                                                --------    --------    --------   --------       --------   --------  --------
  TAXABLE-EQUIVALENT INTEREST INCOME             239,394     245,464     255,447    267,987        283,383    286,268   295,101
INTEREST EXPENSE
 Deposits                                         78,157      79,032      81,382     86,536         96,226    105,917   114,617
 Borrowed funds                                   12,634      14,521      19,213     27,874         30,820     30,984    31,533
                                                --------    --------    --------   --------       --------   --------  --------
  Total Interest Expense                          90,791      93,553     100,595    114,410        127,046    136,901   146,150
                                                --------    --------    --------   --------       --------   --------  --------
  TAXABLE-EQUIVALENT NET INTEREST INCOME         148,603     151,911     154,852    153,577        156,337    149,367   148,951
PROVISION FOR POSSIBLE LOAN LOSSES                 8,879       8,544       8,951     16,827         13,975      6,641     8,312
OTHER INCOME
 Trust                                            15,877      16,166      14,517     14,209         15,398     16,306    16,548
 Service charges                                  17,034      17,318      17,737     16,694         16,500     16,710    16,852
 Credit card fees                                  5,858       5,851       6,378      6,808          6,576      4,232     3,361
 Securitization revenue                                -           -           -          -              -      4,523     8,397
 Mortgage banking                                  3,647       2,637       2,297      2,336          2,078      2,342     2,343
 Investment banking and brokerage                  2,399       2,316       1,882      1,704          1,416      1,970     2,196
 Securities gains (losses)                         1,418         409         341          9            (43)     2,062     1,653
 Other                                             8,861       7,488       8,994      8,573         14,878     10,842    14,340
                                                --------    --------    --------   --------       --------   --------  --------
  Total Other Income                              55,094      52,185      52,146     50,333         56,803     58,987    65,690
OTHER EXPENSE
 Salaries and benefits                            63,777      63,740      63,284     67,745         64,758     63,244    67,823
 Net occupancy and equipment                      17,526      17,047      17,264     17,947         17,129     17,522    18,896
 Other                                            38,581      39,344      39,577     46,238         37,356     37,400    32,816
                                                --------    --------    --------   --------       --------   --------  --------
  Total Other Expense                            119,884     120,131     120,125    131,930        119,243    118,166   119,535
                                                --------    --------    --------   --------       --------   --------  --------
TAXABLE-EQUIVALENT INCOME BEFORE INCOME TAXES     74,934      75,421      77,922     55,153         79,922     83,547    86,794
INCOME TAXES
 Income taxes                                     26,051      25,565      26,417     23,672         26,625     27,768    26,763
 Tax-equivalent adjustment                         3,288       3,402       3,345      3,361          3,594      3,420     3,334
                                                --------    --------    --------   --------       --------   --------  --------
 Adjusted Income Taxes                            29,339      28,967      29,762     27,033         30,219     31,188    30,097
                                                --------    --------    --------   --------       --------   --------  --------
  NET INCOME                                    $ 45,595    $ 46,454    $ 48,160   $ 28,120       $ 49,703   $ 52,359  $ 56,697
                                                ========    ========    ========   ========       ========   ========  ========
NET INCOME PER COMMON SHARE                         $.88        $.89        $.92       $.53           $.93       $.99     $1.02
SIGNIFICANT RATIOS
 Return on assets                                   1.26%       1.29%       1.32%       .76%          1.32%      1.37%     1.43%
 Return on equity                                  15.81       15.73       15.87       9.09          15.71      16.19     16.14


MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)
                                                                                        1994
                                                         1ST QTR.           2ND QTR.           3RD QTR.           4TH QTR.
                                                    ---------------- -----------------   -------------------  ------------------
                                                    VOLUME  RATE<F*> VOLUME   RATE<F*>   VOLUME     RATE<F*>  VOLUME    RATE<F*>
                                                    ------  -------- ------   --------   ------     --------  ------    --------
ASSETS
 Earning Assets
  Loans and leases, net of unearned income
   Commercial                                    $ 2,229,957  6.52% $ 2,316,374  7.04%   $ 2,320,860   7.58% $ 2,347,324  8.12%
   Real estate-commercial                          1,519,927  7.73    1,540,688  8.13      1,549,421   8.33    1,570,255  8.79
   Real estate-construction                          215,113  6.91      238,358  7.42        265,607   7.97      292,584  8.27
   Real estate-residential                         2,755,696  7.46    2,759,102  7.47      2,904,565   7.62    3,031,618  7.76
   Consumer                                        1,181,026  8.14    1,244,165  8.24      1,363,704   8.21    1,452,334  8.17
   Credit card                                       745,830 16.64      730,259 16.10        743,515  15.98      785,721 15.37
   Foreign                                               289  5.54          184  6.52            336   7.14          387  7.24
                                                 -----------        -----------          -----------         -----------
    Total Loans and Leases                         8,647,838  8.14    8,829,130  8.29      9,148,008   8.51    9,480,223  8.73
  Investments in debt and equity securities
   Trading                                            10,516  5.44        6,028  6.57         12,736   4.24       14,443  5.10
   Taxable                                         3,738,603  5.53    3,780,115  5.50      3,659,536   5.52    3,528,652  5.66
   Tax-exempt                                        383,942  8.12      392,067  8.40        391,719   8.22      385,729  8.20
                                                 -----------        -----------          -----------         -----------
    Total Investments in Debt and Equity
      Securities                                   4,133,061  5.77    4,178,210  5.78      4,063,991   5.77    3,928,824  5.91
  Short-term investments                             458,448  3.41      201,186  4.09        187,389   4.79      224,792  5.38
                                                 -----------        -----------          -----------         -----------
    Total Earning Assets                          13,239,347  7.23   13,208,526  7.43     13,399,388   7.61   13,633,839  7.86
 Non-earning Assets                                1,215,388          1,205,237            1,155,175           1,076,454
                                                 -----------        -----------          -----------         -----------
    Total Assets                                 $14,454,735        $14,413,763          $14,554,563         $14,710,293
                                                 ===========        ===========          ===========         ===========
LIABILITIES
 Acquired Funds
  Deposits
   Non-interest bearing                          $ 2,212,411        $ 2,097,064          $ 2,066,474         $ 1,815,288
   Interest bearing demand                         1,991,760  1.82    1,986,560  1.84      1,948,431   1.86    1,915,387  1.98
   Money market accounts                           1,795,869  2.79    1,798,281  2.97      1,777,751   3.13    1,679,736  3.32
   Savings                                         1,015,114  2.33    1,036,466  2.33      1,017,426   2.36      971,211  2.41
   Consumer time certificates under $100,000       4,096,735  4.26    4,030,312  4.24      3,965,616   4.36    3,988,880  4.62
   Other time                                         39,538  2.81       39,274  3.35         39,922   3.29       40,553  3.58
                                                 -----------        -----------          -----------         -----------
    Total Core Deposits                           11,151,427  3.20   10,987,957  3.22     10,815,620   3.32   10,411,055  3.52
   Time certificates $100,000 and over               695,565  3.61      687,141  3.85        667,744   4.31      696,118  4.83
   Foreign                                            41,399  4.52       80,465  4.14        136,111   4.81      176,189  5.59
                                                 -----------        -----------          -----------         -----------
    Total Purchased Deposits                         736,964  3.66      767,606  3.88        803,855   4.40      872,307  4.98
                                                 -----------        -----------          -----------         -----------
    Total Deposits                                11,888,391  3.23   11,755,563  3.27     11,619,475   3.41   11,283,362  3.66
  Short-term borrowings                              895,437  2.99      951,617  3.70      1,217,980   4.44    1,656,950  5.17
  Bank notes                                               -     -            -     -              -      -       50,000  6.24
  Long-term debt                                     313,250  7.58      305,812  7.47        301,650   7.56      299,546  7.58
                                                 -----------        -----------          -----------         -----------
    Total Acquired Funds                          13,097,078  3.34   13,012,992  3.43     13,139,105   3.62   13,289,858  3.99
 Other liabilities                                   203,948            219,325              201,898             183,386
SHAREHOLDERS' EQUITY                               1,153,709          1,181,446            1,213,560           1,237,049
                                                 -----------        -----------          -----------         -----------
    Total Liabilities and Shareholders' Equity   $14,454,735        $14,413,763          $14,554,563         $14,710,293
                                                 ===========        ===========          ===========         ===========
SIGNIFICANT RATIOS
  Net interest rate spread                                    3.89%              4.00%                 3.99%              3.87%
  Net interest rate margin                                    4.49               4.60                  4.62               4.51

<F*>Taxable-equivalent basis.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED QUARTERLY AVERAGE BALANCE SHEET (cont'd)
($ IN THOUSANDS)
                                                                                     1995
                                                              1ST QTR.              2ND QTR.             3RD QTR.
                                                         ------------------    ------------------    ------------------
                                                         VOLUME    RATE<F*>    VOLUME    RATE<F*>    VOLUME    RATE<F*>
                                                         ------    --------    ------    --------    ------    --------
ASSETS
 Earning Assets
  Loans and leases, net of unearned income
   Commercial                                         $ 2,385,772    8.54%   $ 2,546,320   8.71%  $ 2,604,562    8.57%
   Real estate-commercial                               1,614,612    8.81      1,621,916   9.15     1,699,260    9.10
   Real estate-construction                               303,620    8.62        324,885   8.73       308,990    8.98
   Real estate-residential                              3,213,334    7.84      3,309,161   7.96     3,694,605    8.06
   Consumer                                             1,492,632    8.11      1,486,180   8.49     1,524,379    8.89
   Credit card                                            858,686   16.25        713,250  15.32       699,045   11.97
   Foreign                                                    322    8.70            190   8.42             -       -
                                                      -----------            -----------          -----------
    Total Loans and Leases                              9,868,978    8.97     10,001,902   8.97    10,530,841    8.76
  Investments in debt and equity securities
   Trading                                                 12,375    5.27          6,907   6.25         4,203    5.42
   Taxable                                              3,474,489    5.80      3,445,068   5.90     3,489,293    6.02
   Tax-exempt                                             399,629    8.47        387,326   8.11       374,197    8.17
                                                      -----------            -----------          -----------
    Total Investments in Debt and Equity Securities     3,886,493    6.07      3,839,301   6.12     3,867,693    6.23
   Short-term investments                                 220,163    5.73        217,256   5.83       277,225    6.11
                                                      -----------            -----------          -----------
    Total Earning Assets                               13,975,634    8.11     14,058,459   8.15    14,675,759    8.04
 Non-earning Assets                                     1,112,335              1,195,634            1,191,558
                                                      -----------            -----------          -----------
    Total Assets                                      $15,087,969            $15,254,093          $15,867,317
                                                      ===========            ===========          ===========
LIABILITIES
 Acquired Funds
  Deposits
   Non-interest bearing                               $ 1,924,778            $ 2,089,244          $ 2,081,437
   Interest bearing demand                              1,914,165    2.10      1,824,665   2.25     1,799,737    2.29
   Money market accounts                                1,591,716    3.73      1,570,447   3.96     1,673,626    4.05
   Savings                                                959,793    2.42        931,215   2.39       928,284    2.39
   Consumer time certificates under $100,000            4,112,714    4.94      4,240,201   5.42     4,532,430    5.65
   Other time                                             135,037    5.51        139,721   5.69       135,658    5.76
                                                      -----------            -----------          -----------
    Total Core Deposits                                10,638,203    3.83     10,795,493   4.17    11,151,172    4.36
   Time certificates $100,000 and over                    728,465    5.33        802,981   5.85       851,370    5.91
   Foreign                                                206,123    6.20        207,590   6.38       206,349    6.21
                                                      -----------            -----------          -----------
    Total Purchased Deposits                              934,588    5.52      1,010,571   5.96     1,057,719    5.97
                                                      -----------            -----------          -----------
    Total Deposits                                     11,572,791    3.99     11,806,064   4.36    12,208,891    4.53
  Short-term borrowings                                 1,654,108    5.70      1,441,738   5.92     1,508,109    5.86
  Bank notes                                              106,667    6.26        250,000   6.54       250,000    6.43
  Long-term debt                                          296,456    7.53        287,926   7.71       302,950    7.15
                                                      -----------            -----------          -----------
    Total Acquired Funds                               13,630,022    4.34     13,785,728   4.68    14,269,950    4.80
 Other liabilities                                        192,743                174,738              192,112
SHAREHOLDERS' EQUITY                                    1,265,204              1,293,627            1,405,255
                                                      -----------            -----------          -----------
    Total Liabilities and Shareholders' Equity        $15,087,969            $15,254,093          $15,867,317
                                                      ===========            ===========          ===========
SIGNIFICANT RATIOS
  Net interest rate spread                                           3.77%                 3.47%                 3.24%
  Net interest rate margin                                           4.47                  4.25                  4.06

<F*>Taxable-equivalent basis.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED QUARTERLY AVERAGE BALANCE SHEET (cont'd)
($ IN THOUSANDS)
                                                                1994                  1995
                                                             NINE MONTHS           NINE MONTHS
                                                         ------------------    -------------------
                                                         VOLUME    RATE<F*>    VOLUME    RATE<F*>
                                                         ------    --------    ------    --------
ASSETS
 Earning Assets
  Loans and leases, net of unearned income
   Commercial                                         $ 2,289,390    7.05%   $ 2,513,024   8.61%
   Real estate-commercial                               1,536,790    8.06      1,645,574   9.02
   Real estate-construction                               239,878    7.46        312,522   8.78
   Real estate-residential                              2,806,996    7.52      3,407,460   7.95
   Consumer                                             1,263,642    8.19      1,501,173   8.50
   Credit card                                            739,860   16.24        756,408  14.65
   Foreign                                                    270    6.42            170   8.63
                                                      -----------            -----------
    Total Loans and Leases                              8,876,826    8.31     10,136,331   8.89
  Investments in debt and equity securities
   Trading                                                  9,768    5.15          7,798   5.61
   Taxable                                              3,725,794    5.52      3,469,672   5.91
   Tax-exempt                                             389,271    8.25        386,956   8.25
                                                      -----------            -----------
    Total Investments in Debt and Equity Securities     4,124,833    5.77      3,864,426   6.14
  Short-term investments                                  281,346    3.89        238,423   5.90
                                                      -----------            -----------
    Total Earning Assets                               13,283,005    7.43     14,239,180   8.10
 Non-earning Assets                                     1,191,715              1,166,799
                                                      -----------            -----------
    Total Assets                                      $14,474,720            $15,405,979
                                                      ===========            ===========
LIABILITIES
 Acquired Funds
  Deposits
   Non-interest bearing                               $ 2,124,782            $ 2,032,388
   Interest bearing demand                              1,975,424    1.84      1,845,771   2.21
   Money market accounts                                1,790,570    2.96      1,612,232   3.92
   Savings                                              1,023,009    2.34        939,651   2.40
   Consumer time certificates under $100,000            4,030,404    4.29      4,296,654   5.35
   Other time                                              39,581    3.15        136,805   5.65
                                                      -----------            -----------
    Total Core Deposits                                10,983,770    3.24     10,863,501   4.12
   Time certificates $100,000 and over                    683,381    3.92        794,723   5.71
   Foreign                                                 86,338    4.53        206,688   6.26
                                                      -----------            -----------
    Total Purchased Deposits                              769,719    3.99      1,001,411   5.82
                                                      -----------            -----------
    Total Deposits                                     11,753,489    3.30     11,864,912   4.30
  Short-term borrowings                                 1,022,865    3.78      1,534,118   5.82
  Bank notes                                                    -       -        202,747   6.43
  Long-term debt                                          306,862    7.54        295,354   7.47
                                                      -----------            -----------
    Total Acquired Funds                               13,083,216    3.47     13,897,131   4.61
 Other liabilities                                        208,378                186,973
SHAREHOLDERS' EQUITY                                    1,183,126              1,321,875
                                                      -----------            -----------
    Total Liabilities and Shareholders' Equity        $14,474,720            $15,405,979
                                                      ===========            ===========
SIGNIFICANT RATIOS
  Net interest rate spread                                           3.96%                 3.49%
  Net interest rate margin                                           4.57                  4.26

<F*>Taxable-equivalent basis.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         10. Agreement and Plan of Reorganization dated as of August 4, 1995 by and between Registrant and Hawkeye Bancorporation, ("Hawkeye") filed as Exhibit 2.1 to Registrant's Registration Statement No. 33-63609, is incorporated herein by reference.

         27. Financial Data Schedule

     (b) Reports on Form 8-K:

         Registrant filed one (1) Current Report on Form 8-K during the quarter ended September 30, 1995. In that report dated and filed August 17, 1995, under Item 5, Registrant disclosed that on
         August 4, 1995 it had entered into, and briefly described certain of the terms of, an Agreement and Plan of Reorganization (the
         "Merger Agreement") with Hawkeye. Pursuant to that Merger Agreement, Hawkeye is to be merged with and into a wholly owned subsidiary of Registrant, with the shareholders of Hawkeye to receive 0.585 of a share of Registrant common stock, par value $5.00 per share, for each share of Hawkeye common stock, no par value. An aggregate of approximately 7,874,903 shares of Registrant's common stock will be issued to Hawkeye shareholders in the transaction. The Current Report also briefly described the terms of a Stock Option Agreement between Registrant and Hawkeye and voting agreements between Registrant and certain officers and directors of Hawkeye entered into simultaneously with the execution of the Merger Agreement.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCANTILE BANCORPORATION INC.
                                               (Registrant)

Date November 13, 1995                     /s/ JOHN Q. ARNOLD
     ---------------------      ---------------------------------------
                                            John Q. Arnold
                                        Chief Financial Officer

                                                           EXHIBIT INDEX

EXHIBIT NO.                                           DESCRIPTION                                           LOCATION
-----------                                           -----------                                           --------
  10                    Agreement and Plan of Reorganization dated as of August 4, 1995 by and       Incorporated herein
                        between Registrant and Hawkeye Bancorporation, filed as Exhibit 2.1               by reference
                        to Registrant's Registration Statement No. 33-63609.


  27                    Financial Data Schedule                                                         Included herein
