Form 10-K405
period 1995-12-31
MERCANTILE BANCORPORATION INC
filed 1996-03-08
CIK 64907

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                     -----------------------

                            FORM 10-K

                     -----------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995         COMMISSION FILE NO. 1-11792

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

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES    X       NO
                                       ------         ------

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [X]

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 29, 1996:

                 COMMON STOCK, $5.00 PAR VALUE, $2,339,675,910

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF FEBRUARY 29, 1996:

        COMMON STOCK $5.00 PAR VALUE, 62,897,868 SHARES OUTSTANDING

                    DOCUMENTS INCORPORATED BY REFERENCE

    AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE INCORPORATED BY
REFERENCE:

                      DOCUMENT                                                 PART--FORM 10-K
                      --------                                                 ---------------
ANNUAL REPORT OF THE REGISTRANT TO ITS SHAREHOLDERS FOR THE YEAR ENDED
  DECEMBER 31, 1995                                                            PARTS I, II, IV

REGISTRANT'S PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF SHAREHOLDERS.      PART III

                                   PART I

Item I. Business

                                 THE COMPANY


   Mercantile Bancorporation Inc. ("Mercantile" or "Registrant") is a holding company which, as of February 29, 1996, owned all of the stock (except for directors' qualifying shares) of Mercantile Bank of St. Louis National Association ("Mercantile Bank of St. Louis"), 73 commercial banks located throughout Missouri, Illinois, eastern Kansas, Iowa and Arkansas, one federal savings bank located in Davenport, Iowa, and other non-banking subsidiaries. At December 31, 1995, Mercantile's consolidated assets were $15,934,370,000, consolidated loans were $10,441,579,000, consolidated deposits were $11,974,448,000 and consolidated shareholders' equity was $1,450,297,000. At December 31, 1995, Mercantile Bank of St. Louis and its consolidated subsidiaries had assets of $6,688,206,000, loans of $3,935,022,000, deposits of $3,930,021,000 and shareholder's equity of $538,585,000.

   Mercantile has its principal offices at P.O. Box 524, St. Louis, Missouri 63166-0524 (telephone number 314-425-2525).

                                   BUSINESS

GENERAL

   Mercantile was organized on March 10, 1970, as a Missouri corporation for the purpose of becoming a multi-bank holding company. Mercantile commenced operations as a bank holding company in March 1971. Since then Mercantile has acquired and organized additional banks, bank holding companies and a federal savings bank located throughout Missouri, Illinois, eastern Kansas, Iowa and Arkansas.


FINANCIAL SUMMARY OF MERCANTILE

   A financial summary of Mercantile and its consolidated subsidiaries is detailed below:

                                              DECEMBER 31
                       -------------------------------------------------------------------
                             1995        1994         1993         1992        1991
                             ----        ----         ----         ----        ----
                                                 (THOUSANDS)

Total assets             $15,934,370  $14,806,344  $14,423,079  $14,189,860  $12,376,650

Loans and leases          10,441,579    9,669,978    8,702,332    8,525,435    7,881,005

Investments in debt
  and equity securities    3,795,360    3,843,500    4,180,083    4,105,994    2,948,822

Deposits                  11,974,448   11,189,250   11,598,509   11,629,300   10,211,248

Shareholders' equity       1,450,297    1,234,336    1,132,669      995,806      804,799


SUBSIDIARIES

    The table setting forth the names and locations of Mercantile's subsidiary financial institutions is included on page 59 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.

    Mercantile acquired a number of subsidiaries in transactions that closed in 1995 and the first two months of 1996. Effective January 3, 1995, Mercantile acquired UNSL Financial Corp ("UNSL"), a Lebanon, Missouri-based holding company for United Savings Bank, a Missouri-chartered savings bank with assets totaling $508 million. A total of 1,578,107 shares of Mercantile common stock was issued in the transaction, which was accounted for as a pooling-of-interests. Also effective January 3, 1995, Mercantile acquired Wedge Bank ("Wedge"), an Alton, Illinois-based bank with assets totaling $196 million. A total of 969,954 shares of Mercantile common stock was issued in the Wedge transaction. The Wedge transaction meets the requirements for treatment as a pooling-of-interests. Due to the immateriality of Wedge's financial condition and results of operations to the Registrant, however, the historical financial statements of Mercantile were not restated for the Wedge pooling-of-interests transaction.

    Effective May 1, 1995, the Registrant acquired Central Mortgage
Bancshares, Inc. ("Central Mortgage"), a three-bank holding company with assets totaling $655 million, headquartered in Kansas City, Missouri. A total of 2,537,723 shares of Mercantile common was issued in this transaction. Also effective May 1, 1995, Mercantile acquired the North Little Rock, Arkansas-based TCBankshares, Inc. ("TCB"), a six-bank holding company with assets totaling $1.4 billion. Issued in the TCB transaction were 4,749,999 shares of Mercantile common stock, 5,306 shares of Series B-1 preferred stock and 9,500 shares of Series B-2 preferred stock. Such preferred shares were redeemed on March 1, 1996. Both the Central Mortgage and TCB transactions were accounted for as poolings-of-interest.

    On July 7, 1995, Mercantile acquired Plains Spirit Financial Corporation ("Plains Spirit"), an Iowa-based holding company for First Federal Savings Bank of Iowa (now known as Mercantile Bank, FSB), located in Davenport, Iowa, with assets totaling $401 million. The Plains Spirit transaction was accounted for as a purchase. The total cost of the Plains Spirit acquisition was $59,968,000. The excess of purchase price over fair value of net assets acquired was $17,820,000. A total of 1,301,180 shares of Mercantile common stock was issued in the transaction.

    Effective August 1, 1995, the Registrant acquired Southwest Bancshares, Inc. ("Southwest"), a Missouri-based holding company for Southwest Bank, headquartered in Bolivar, Missouri, with assets totaling $188 million. A total of 674,975 shares of Mercantile common stock was issued in the Southwest transaction. Also effective August 1, 1995, the Registrant acquired AmeriFirst Bancorporation, Inc. ("AmeriFirst"), a $156-million-asset Sikeston, Missouri-based holding company which owned AmeriFirst Bank. A total of 661,356 shares of Mercantile common stock was issued in the AmeriFirst acquisition. The Southwest and AmeriFirst transactions meet the requirements for treatment as poolings-of-interests. Due to the immateriality of Southwest's and AmeriFirst's financial condition and results of operations to the Registrant, however, the historical financial statements of Mercantile were not restated for these poolings-of-interests transactions.

    Effective January 2, 1996, Mercantile acquired Hawkeye Bancorporation ("Hawkeye"), a 23-bank holding company with assets totaling $2.0 billion, headquartered in Des Moines, Iowa. The consideration for the transaction totaled 7,892,196 shares of Mercantile common stock. The Hawkeye acquisition was accounted for as a pooling-of-interests.

    Also effective January 2, 1996, the Registrant acquired First Sterling Bancorp, Inc. ("Sterling"), an Illinois-based holding company for First National Bank of Sterling-Rock Falls, with assets totaling $168 million. A total of 521,417 shares of Mercantile common stock was issued in the Sterling acquisition. The Sterling transaction meets the requirements for treatment as a pooling-of-interests, but due to the immateriality of Sterling's financial condition and results of operations to the Registrant, the historical financial statements of Mercantile were not restated for the Sterling pooling-of-interests transaction.

    Effective February 9, 1996, Mercantile acquired Security Bank of Conway, F.S.B., an Arkansas-based savings bank with assets totaling $102 million. The consideration for the acquisition of Security Bank of Conway, F.S.B. totaled 321,964 shares of Mercantile common stock. This acquisition was accounted for as a purchase.

    Effective March 7, 1996, the Registrant acquired Metro Savings Bank, F.S.B., a Wood River, Illinois savings bank ("Metro") with assets totaling approximately $82 million. The consideration for the acquisition of Metro totaled approximately 199,500 shares of Mercantile common stock. This acquisition will be accounted for as a purchase.

    The Registrant entered into an agreement dated December 20, 1995 to acquire the capital stock of Peoples State Bank of Topeka, Kansas, with assets of $97 million ("Peoples"). The acquisition, to be accounted for as a purchase transaction, is expected to be consummated in the second quarter or early in the third quarter of 1996. Consummation of the Peoples acquisition is subject to approval by all appropriate regulatory authorities and the shareholders of Peoples.

SERVICES AND TRANSACTIONS WITH SUBSIDIARIES

    Mercantile provides its subsidiaries with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, insurance, operations, marketing, credit analysis and administration, loan support and participations, investments, auditing, trust, data processing, bank security and banking and corporate law. A fee is charged by Mercantile for these services. The responsibility for the management of each subsidiary remains with its Board of Directors and with the officers elected by each Board.

    Intercompany transactions between Mercantile and its subsidiaries are subject to restrictions of existing banking and savings and loan laws and accepted principles of fair dealing.

    Mercantile had 171 full-time equivalent employees at December 31, 1995. Mercantile uses the premises of Mercantile Bank of St. Louis for its offices. Mercantile pays Mercantile Bank of St. Louis a fee for services and facilities furnished to it.


EMPLOYEES

    At December 31, 1995, Mercantile and its subsidiaries had 6,918 full-time equivalent employees. Mercantile provides a variety of employment benefits and believes it enjoys a good relationship with its employees.


OPERATIONS

    Financial Services. Through its subsidiaries, Mercantile offers complete banking and trust services to the consumer, institutional and agricultural segments of the market areas which it serves. Services include commercial, real estate, installment and credit card loans, checking, savings and time deposits, trust and other fiduciary services, and various other customer services such as brokerage services, direct equipment lease financing, international banking and safe deposit services.

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

    Correspondent Banking. In addition to Mercantile's services for individuals and corporations, its largest subsidiary bank, Mercantile Bank of St. Louis, is a correspondent bank for 420 commercial banks located throughout the United States. Correspondent banking services to banks in Kansas and western Missouri are provided through Mercantile Bank (Kansas City) and Mercantile Bank of Topeka. In addition, Mercantile Bank of Joplin provides correspondent services for banks in its area. Correspondent banking services include the processing of checks and collection items, loan assistance and assistance with training and operations.

    Trust and Investment Advisory Services. Mercantile, through its subsidiaries, offers clients all types of fiduciary services, ranging from the management of funds for individuals, corporate retirement plans and charitable foundations to the administration of estates and trusts. To investors it offers portfolio management, advisory and custodian services. For corporations, governmental bodies and public authorities, Mercantile subsidiaries act as fiscal and paying agent, transfer agent, registrar and trustee under corporate indentures and pension and profit sharing trust agreements. Mercantile Trust Company National Association is a nationally-chartered bank which provides individual trust services. Mississippi Valley Advisors Inc., a registered investment advisor and subsidiary of Mercantile Bank of St. Louis, among other things, provides investment advisory services for employee benefit funds, including pension and profit-sharing plans, endowment funds and registered mutual funds. At December 31, 1995, Mercantile subsidiaries managed investments with a market value of approximately $14.9 billion and administered $5.7 billion in non-managed assets. Certain of Mercantile's subsidiary banks provide trust and investment services to individual and corporate customers with assistance from Mercantile Bank of St. Louis.

    Investment and Underwriting Activities. Mercantile Bank of St. Louis offers a wide range of investment services to individuals, corporations, correspondent banks and others. Included in those services are foreign exchange, derivative products, money market and bond trading operations which serve banks and corporations in the purchase and sale of various investments and/or hedging instruments. In addition, Mercantile Bank of St. Louis is registered as a municipal securities dealer.

    Brokerage Services. Mercantile Investment Services, Inc. ("MISI"), a subsidiary of Mercantile Bank of St. Louis, is a registered broker/dealer and a member of both the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"). MISI currently offers brokerage services, including execution of transactions involving stocks, bonds, options, mutual funds and other securities.

    International. Mercantile Bank of St. Louis maintains accounts at 40 foreign banks, and 34 foreign banks maintain accounts at Mercantile Bank of St. Louis. In addition, Mercantile Bank of St. Louis is engaged in providing its customers with international banking services. Mercantile Bank of St. Louis and Mercantile Bank (Kansas City) offer a wide range of services to their customers involved in international business including currency exchange and letters of credit. Mercantile Bank of St. Louis maintains a Hong Kong subsidiary, Mercantile Trade Services Ltd., which enables the bank to issue, amend and negotiate letters of credit in Hong Kong on behalf of the bank's importing customers. Customers of other subsidiary banks with a need for international services are referred to these banks.

    Mercantile Bank of St. Louis also maintains a branch in the City of Georgetown in the Grand Cayman Islands. This branch enables Mercantile Bank of St. Louis to participate in the Eurodollar market for deposits and loans. At December 31, 1995, total deposits of the foreign branch amounted to $226,120,000.


COMPETITION

    Mercantile's subsidiary financial institutions are subject to intense competition from other banks and financial institutions in their service areas, predominantly the 7th, 8th and 10th Federal Reserve Districts. In making loans, substantial competition is encountered from banks and other lending institutions such as savings and loan associations, insurance companies, finance companies, credit unions, factors, small loan companies and pension trusts. In addition, Mercantile subsidiaries compete for retail deposits with savings and loan associations, credit unions and money market mutual funds. The competition provided by other financial institutions is not limited to those institutions with offices located in the area served by the particular subsidiary.

    Many other institutions also offer some or all of the trust and fiduciary services performed by Mercantile's subsidiaries. Mercantile Bank of St. Louis competes with all local institutions and, in the field of corporate pension trust services, competition is nationwide.

    In September 1994 legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) by permitting banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of this legislation is to permit Mercantile to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Missouri. Overall, this legislation is likely to have the effects of increasing competition and promoting geographic diversification in the banking industry.

    Mercantile and its subsidiaries are also subject to various state laws that limit the ability of Mercantile to acquire, and to be acquired by, other financial institutions. Such laws include, among other things, limitations on the total amount of deposits that an institution may control in a given state and limitations with respect to the acquisition of a recently chartered bank or savings association. Legislation also is currently pending in certain of the states in which Mercantile and its subsidiaries operate that, if enacted, would either remove or reduce some of these limitations. In addition, certain states in which Mercantile operates have legislation pending that would either "opt in" or "opt out" such states from the provisions of Riegle-Neal with respect to interstate bank mergers. Mercantile cannot predict whether these or any other legislative proposals will be enacted, or, if enacted, the final form of the law or the effect of such proposals on Mercantile's operations or ability to compete in the financial services industry.

SUPERVISION AND REGULATION

    General. As a bank holding company, Mercantile is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA"), and its examination and reporting requirements. Under the BHCA, a bank holding company may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank or savings and loan association, without the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

    As a savings and loan holding company Mercantile is also subject to regulatory oversight by the Office of Thrift Supervision (the "OTS") under the Home Owners' Loan Act of 1933, as amended. As such, Mercantile is required to register and file reports with the OTS and is subject to regulation by the OTS. In addition, the OTS has enforcement authority over Mercantile which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to its subsidiary savings association.

    Mercantile and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of Mercantile's subsidiaries, and therefore the earnings of Mercantile, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency (the "Comptroller") and the OTS, and various state financial institution regulatory agencies. In addition, there are numerous governmental requirements and regulations that affect the activities of Mercantile and its subsidiaries.

    Certain Transactions with Affiliates. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus.

    Payment of Dividends. Mercantile is a legal entity separate and distinct from its wholly-owned financial institutions and other subsidiaries. The principal source of Mercantile's revenues is dividends from its financial institution subsidiaries. Various federal and state statutory provisions limit the amount of dividends the affiliate financial institution can pay to Mercantile without regulatory approval. The approval of federal and state bank regulatory agencies, as appropriate, is required for any dividend if the total of all dividends declared in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. In addition, a national bank or a state member bank may not pay a dividend in an amount greater than the its net profits then on hand. The payment of dividends by any financial institution subsidiary may also be affected by other factors, such as the maintenance of adequate capital.

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

    In general, the risk-related standards require finanical institutions and financial institution holding companies to maintain certain capital levels based on "risk-adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments. Mercantile and each of its subsidiary financial institutions exceed all applicable capital adequacy standards.

    FDIC Insurance Assessments. The subsidiary depository institutions of Mercantile are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification assigned to the institution by the FDIC.
As of December 31, 1995, all Mercantile subsidiary depository institutions were categorized as "well capitalized".

    The Financial Institutions Reform, Recovery and Enforcement Act of 1989 adopted in August 1989 to provide for the resolution of insolvent savings associations, required the FDIC to establish separate deposit insurance funds -- the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. The law also required the FDIC to set deposit insurance assessments at such levels as would cause BIF and SAIF to reach their "designated reserve ratios" of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to low costs of resolving bank insolvencies in the last few years, BIF reached its designated reserve ratio in May 1995. As a result, effective January 1, 1996, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed, and reduced the deposit insurance assessments for all other banks.

    The balance in SAIF is not expected to reach the designated reserve ratio until about the year 2002, as the law provides that a significant portion of the costs of resolving past insolvencies of savings associations must be paid from this source. Currently, SAIF-member institutions pay deposit insurance premiums based on a schedule of $0.23 to $0.31 per $100 of deposits. Accordingly, it is likely that the SAIF rates will be substantially higher than the BIF rates in the future. MBI, which has acquired substantial amounts of SAIF-insured deposits during the years from 1989 to the present, is required to pay SAIF deposit insurance premiums on these SAIF-insured deposits. Bills have recently been proposed by the U.S. Congress to recapitalize the SAIF through a one-time special assessment of approximately 85 basis points on the amount of deposits held by the institution. If such special assessment occurs, it is expected that the deposit premiums paid by SAIF-member institutions would be reduced to approximately $.04 for every $100 of deposits and would have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the fee. MBI cannot predict whether the special assessment proposal will be enacted, or, if enacted, the amount of any one-time fee, or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. If the one-time assessment is not enacted, it is presently expected that the SAIF deposit premiums will continue at their present rate.

    Proposals to Overhaul the Savings Association Industry. Proposals recently have been introduced in the U.S. Congress that, if adopted, would overhaul the savings association industry. The most significant of these proposals would recapitalize the SAIF through a one-time special assessment (see "- FDIC Insurance Assessments"), spread the Financing Corp., or FICO, Bond obligation, which bonds were used to fund savings and loan failures in the 1980's, across the BIF and SAIF, merge the Comptroller and the OTS, abolish the federal savings association charter, require federal thrifts to covert to commercial banks and merge the SAIF and the BIF. MBI cannot predict whether these or any other legislative proposals will be enacted, or, if enacted, the final form of the law.

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

    The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it:
(i) had a risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier 1 capital to risk-adjusted assets of 6% or greater; (iii) had a ratio of Tier 1 capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater;
(ii) had a ratio of Tier 1 capital to risk-adjusted assets of 4% or greater; and (iii) had a ratio of Tier 1 capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater). As previously discussed, all Mercantile subsidiary financial institutions as of December 31, 1995 were categorized as "well capitalized".

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

STATISTICAL DISCLOSURES

    The following statistical disclosures, except as noted, are included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995, and incorporated herein by reference.

                                                                                     ANNUAL REPORT
     SCHEDULE                                                                         REFERENCE
     --------                                                                        -------------

I.   DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
     INTEREST RATES AND INTEREST DIFFERENTIAL

     A.  Average Balance Sheets                                                                  Page 56
     B.  Analysis of Net Interest Earnings (included herein at page 9)                             N/A
     C.  Taxable-Equivalent Rate-Volume Analysis (included herein at page 9)                       N/A

II.  INVESTMENT PORTFOLIO
     A.  Book Value by Type of Security                                                  Note E, Page 44
     B.  Maturity Distribution (included herein at page 10)                                    N/A

III.  LOAN PORTFOLIO
     A.  Types of Loans                                                              Exhibit 10, Page 25
     B.  Maturities and Sensitivities to Changes in Interest Rates                   Exhibit 10, Page 25
     C.  Risk Elements
         1.  Non-Accrual, Past Due and Restructured Loans                            Exhibit 13, Page 28
                                                                                     Exhibit 14, Page 29
                                                                                         Note A, Page 40
         2.  Potential Problem Loans                                                 Commentary, Page 29
         3.  Foreign Outstandings                                                                   <F*>

IV.  SUMMARY OF LOAN LOSS EXPERIENCE
     A.  Reserve for Possible Loan Losses                                            Exhibit 11, Page 26
                                                                                     Commentary, Page 26
                                                                                         Note A, Page 40
     B.  Allocation of the Reserve for Possible Loan Losses                          Exhibit 12, Page 27

V.   DEPOSITS
     A.  Average Balances and Rates Paid by Deposit Category                                     Page 56
     B.  Maturity Distribution of Certain CDs and Time Deposits                       Exhibit 6, Page 22

VI.  RETURN ON EQUITY AND ASSETS                                                      Exhibit 2, Page 17

VII. SHORT-TERM BORROWINGS (included herein at page 11)                                              N/A

<F*> There were no significant interest bearing deposits with foreign banks at
     December 31, 1995, 1994 or 1993.

TAXABLE-EQUIVALENT RATE-VOLUME ANALYSIS
                                                                                          Increase (Decrease)
                                                                    ---------------------------------------------------------------
       Average Volume             Average Rate<F1>                           Interest          1994 to 1995        1993 to 1994
--------------------------   ------------------------               ----------------------   -----------------   ------------------
  1995     1994      1993    1995      1994     1993                 1995     1994   1993  Rate<F2> Vol. Total Rate<F2> Vol.  Total
(Dollars in Millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                       INTEREST
                                                        INCOME
                                                       Loans and
                                                        leases<F3>
$ 2,531  $ 2,304   $ 2,204    8.59%    7.32%    6.73%  Commercial   $  217   $  169   $148   $ 31   $17   $ 48   $ 14  $  7   $ 21
                                                       Real estate
  1,673    1,545     1,469    9.02     8.25     8.01    -commercial    151      127    118     13    11     24      3     6      9
                                                       Real estate-
    307      253       265    8.90     7.69     7.60    construction    27       20     20      3     4      7     --    --     --
                                                       Real estate
  3,471    2,864     2,858    8.00     7.58     7.89    -residential   278      217    226     15    46     61     (9)   --     (9)
  1,507    1,311     1,109    8.61     8.18     8.93   Consumer        130      107     99      7    16     23    (10)   18      8
    760      752       666   14.36    16.01    16.27   Credit card     109      120    108    (12)    1    (11)    (2)   14     12
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Total Loans
 10,249    9,029     8,571    8.90     8.42     8.39    and Leases     912      760    719     57    95    152     (4)   45     41
                                                       Investments
                                                        in debt and
                                                        equity
                                                        securities

      8       11        14    5.55     5.12     5.32   Trading           1        1      1     --    --     --     --    --     --
  3,456    3,676     3,760    5.94     5.55     5.91   Taxable         205      204    222     13   (12)     1    (13)   (5)   (18)
    381      388       358    8.21     8.24     8.61   Tax-exempt       31       32     31     --    (1)    (1)    (1)    2      1
-----------------------------------------------------------------------------------------------------------------------------------
  3,845    4,075     4,132    6.16     5.81     6.14     Total         237      237    254     13   (13)    --    (14)   (3)   (17)
                                                       Short-term
                                                        investments
                                                       Due from
                                                        banks-
                                                        interest
     42       66       100    5.95     4.30     3.45    bearing          3        3      3      1    (1)    --      1    (1)    --
                                                       Federal funds
                                                        sold and
                                                        repurchase
    190      201       265    5.91     4.18     3.27    agreements      11        8      9      4    (1)     3      1    (2)    (1)
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Total
                                                        Short-term
    232      267       365    5.92     4.21     3.32    Investments     14       11     12      5    (2)     3      2    (3)    (1)
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Total
                                                        Interest
$14,326  $13,371   $13,068    8.12     7.54     7.54    Income<F1>  $1,163   $1,008   $985   $ 75   $80   $155   $(16) $ 39   $ 23
===================================================================================================================================
                                                       INTEREST
                                                        EXPENSE
                                                       Interest
                                                        Bearing
                                                        Deposits
                                                       Interest
                                                        bearing
$ 1,844  $ 1,960   $ 1,790    2.23     1.87     2.13    demand      $   41   $   37   $ 38   $  6   $(2)  $  4   $ (5) $  4   $ (1)
                                                       Money
                                                        market
  1,643    1,763     1,813    3.96     3.05     2.75    accounts        65       54     50     15    (4)    11      5    (1)     4
    928    1,010       984    2.40     2.36     2.60   Savings          22       24     26     --    (2)    (2)    (2)   --     (2)
                                                       Consumer
                                                        time
                                                        certificates
                                                        under
  4,357    4,020     4,327    5.43     4.37     4.60    $100,000       237      175    199     47    15     62    (10)  (14)   (24)
    122       40        83    6.33     3.26     2.73   Other time        8        1      2      4     3      7     --    (1)    (1)
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Total
                                                        Interest
                                                        Bearing
                                                        Core
  8,894    8,793     8,997    4.19     3.31     3.50    Deposits       373      291    315     72    10     82    (12)  (12)   (24)
                                                       Time
                                                        certificates
                                                        $100,000 and
    813      686       681    5.78     4.15     3.80    over            47       29     26     13     5     18      3    --      3
    211      109        31    6.21     4.95     4.38   Foreign          13        5      1      3     5      8      1     3      4
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Total
                                                        Purchased
  1,024      795       712    5.86     4.26     3.83    Deposits        60       34     27     16    10     26      4     3      7
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Total
                                                        Interest
                                                        Bearing
  9,918    9,588     9,709    4.36     3.39     3.53    Deposits       433      325    342     88    20    108     (8)   (9)   (17)
                                                       Short-term
  1,526    1,183       875    5.56     4.27     2.95    borrowings      85       50     26     20    15     35     15     9     24
    215       13        --    6.37     6.19       --   Bank notes       14        1     --     --    13     13      1    --      1
                                                       Long-term
    296      305       287    7.61     7.55     7.94    debt            22       23     23     --    (1)    (1)    (1)    1     --
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Total
                                                        Interest
$11,955  $11,089   $10,871    4.63     3.60     3.60    Expense     $  554   $  399   $391   $108   $47   $155   $  7  $  1   $  8
===================================================================================================================================
                                                       NET INTEREST
                              3.49     3.94     3.94    RATE SPREAD
                                                       NET INTEREST
                                                        RATE MARGIN
                                                        AND NET
                                                        INTEREST
                              4.25     4.55     4.55    INCOME<F1>  $  609   $  609   $594

<F1> Taxable-equivalent basis. Includes tax-equivalent adjustments of $13,481,000, $13,396,000 and $13,574,000 for 1995, 1994
     and 1993, respectively, based on a Federal income tax rate of 35%.
<F2> The rate-volume variance is allocated entirely to rate.
<F3> Income from loans on non-accrual status is included in loan income on a cash basis, while non-accrual loan balances are included in average volume.

INVESTMENTS IN DEBT AND EQUITY SECURITIES<F1>
                                                                      December 31, 1995
                                                                     Available-for-sale
                                                   ---------------------------------------------------
                                                                        Estimated
                                                    Amortized                Fair
(Dollars in Thousands)                                   Cost               Value            Yield<F2>
------------------------------------------------------------------------------------------------------
U.S. TREASURY
Within one year                                    $  357,867          $  357,640                 4.84%
One to five years                                     851,607             859,011                 5.45
Five to 10 years                                        8,033               8,727                 6.90
After 10 years                                             --                  --                   --
------------------------------------------------------------------------------------------------------
 Total                                              1,217,507           1,225,378                 5.28
Average Maturity                                                                             1 yr. 7 mo.

U.S. GOVERNMENT AGENCIES<F2>
Within one year                                       414,425             413,246                 5.28
One to five years                                   1,374,166           1,388,350                 6.38
Five to 10 years                                       75,854              80,061                 7.47
After 10 years                                         79,157              81,953                 7.71
------------------------------------------------------------------------------------------------------
 Total                                              1,943,602           1,963,610                 6.24
Average Maturity                                                                            2 yr. 11 mo.

OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS
Within one year                                        60,461              60,611                 6.34
One to five years                                     281,957             286,784                 7.04
Five to 10 years                                       71,671              74,363                 8.39
After 10 years                                         71,016              72,576                 8.93
------------------------------------------------------------------------------------------------------
 Total                                                485,105             494,334                 7.43
Average Maturity                                                                             4 yr. 8 mo.

OTHER<F3>
Within one year                                         3,306               3,294                 5.54
One to five years                                      25,147              25,034                 6.50
Five to 10 years                                        2,506               2,516                 7.14
After 10 years                                          6,350               6,256                 8.82
------------------------------------------------------------------------------------------------------
 Total                                                 37,309              37,100                 6.85
Average Maturity                                                                             5 yr. 8 mo.

TOTAL INTEREST-EARNING INVESTMENTS<F1>
Within one year                                       836,059             834,791                 5.17
One to five years                                   2,532,877           2,559,179                 6.14
Five to 10 years                                      158,064             165,667                 7.85
After 10 years                                        156,523             160,785                 8.31
------------------------------------------------------------------------------------------------------
 Total                                              3,683,523           3,720,422                 6.08
Average Maturity                                                                             2 yr. 9 mo.

FEDERAL RESERVE BANK STOCK,
FEDERAL HOME LOAN BANK STOCK
AND OTHER EQUITY INVESTMENTS                           72,352              71,261                 5.56
------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO                                    $3,755,875          $3,791,683                 6.07
======================================================================================================

<F1> This exhibit excludes trading securities, which are reported at estimated fair value on the
     Consolidated Balance Sheet. Trading securities totaled $3,677,000, $14,299,000 and $15,735,000 at December 31, 1995, 1994 and 1993, respectively.
<F2> Taxable-equivalent basis.
<F3> Maturities of asset-backed obligations are based on the remaining weighted average maturities.

SHORT-TERM BORROWINGS


                                            1995                               1994                           1993
                               -----------------------------       ---------------------------     ----------------------------
                                                    Average                           Average                          Average
(Dollars in Thousands)            Amount     Rate   Maturity       Amount      Rate   Maturity     Amount       Rate   Maturity
-------------------------------------------------------------------------------------------------------------------------------
AT YEAR-END
Federal funds purchased and
   repurchase agreements       $1,538,832     5.07%  16 days    $1,495,540     5.44%   5 days   $  660,643      2.64%   3 days
Treasury tax and loan notes       116,416     5.16    2 days       166,545     5.26    3 days      503,360      2.75    3 days
Commercial paper                   16,950     5.81   17 days        26,800     5.97   20 days       18,390      3.25   18 days
Other short-term borrowings        76,014     5.97   86 days       122,080     5.94  177 days       20,000      3.91  180 days
-------------------------------------------------------------------------------------------------------------------------------
 Total Short-term Borrowings   $1,748,212     5.12   18 days    $1,810,965     5.46   17 days   $1,202,393      2.72    6 days
===============================================================================================================================
AVERAGE FOR THE YEAR
Federal funds purchased and
   repurchase agreements       $1,272,202     5.49%             $  883,379     4.32%            $  599,709      2.99%
Treasury tax and loan notes       166,104     5.72                 209,318     3.75                239,643      2.65
Commercial paper                   20,930     5.97                  26,487     4.53                 22,629      3.24
Other short-term borrowings        66,868     6.25                  63,504     5.04                 13,425      6.21
-------------------------------------------------------------------------------------------------------------------------------
 Total Short-term Borrowings   $1,526,104     5.56              $1,182,688     4.27             $  875,406      2.95
===============================================================================================================================
MAXIMUM MONTH-END BALANCE
Federal funds purchased and
   repurchase agreements       $1,624,109                       $1,530,603                      $  894,408
Treasury tax and loan notes       516,672                          609,267                         507,936
Commercial paper                   31,157                           37,406                          32,621
Other short-term borrowings        83,956                          122,080                          53,190

Item 2.  Properties

    Mercantile and Mercantile Bank of St. Louis occupy 20 stories of the Mercantile Tower, a 35-story building owned by Mercantile Bank of St. Louis and located at Seventh and Washington Streets in St. Louis, Missouri. Among the other properties owned by Mercantile Bank of St. Louis are a four-story, 90,008 square-foot office building located at 12443 Olive Boulevard, Creve Coeur, Missouri, which houses Mercantile's credit card and mortgage loan operations; a four-story, 222,400 square foot data processing center located at 1005 Convention Plaza in St. Louis, Missouri; and a four-story, 101,827 square-foot banking facility located at 721 Locust Street, St. Louis, Missouri.

    Mercantile's subsidiaries own and lease other facilities in Missouri, Illinois, Kansas, Iowa and Arkansas. See Note G to the consolidated financial statements included on page 46 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995, which is incorporated herein by reference.

Item 3.  Legal Proceedings

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 4a.  Executive Officers of the Registrant

    See Part III, Item 10.

                                   PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

    Information concerning the Common Stock of the Registrant, included on page 58 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

Item 6.  Selected Financial Data

    Selected Financial Data, included as Exhibit 1 on page 16 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 16 through 34 of the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    The following consolidated financial statements, included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

                                                                                 ANNUAL REPORT
    STATEMENT                                                                      REFERENCE
    ---------                                                                    -------------

Independent Auditors' Report.                                                       Page 35

Consolidated Statement of Income - Years ended December 31, 1995,
  1994 and 1993.                                                                    Page 36

Consolidated Balance Sheet - December 31, 1995, 1994 and 1993.                      Page 37

Consolidated Statement of Changes in Shareholders' Equity - Years ended
  December 31, 1995, 1994 and 1993.                                                 Page 38

Consolidated Statement of Cash Flows - Years ended December 31, 1995,
  1994 and 1993.                                                                    Page 39

Notes to Consolidated Financial Statements.                                      Pages 40 - 53

    Selected Quarterly Financial Data, included as Exhibit 17 on page 34 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

    Information regarding directors is contained in "Election of Directors" and "Beneficial Ownership of Stock by Management," included in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

    The following is a list, as of February 29, 1996, of the names and ages of the executive officers of Mercantile and all positions and offices with Mer cantile presently held by the person named. There is no family relationship between any of the named persons.

                                                ALL POSITIONS AND OFFICES
   Name                   Age                      Held with Mercantile
   ----                   ---                   -------------------------

   Thomas H. Jacobsen      56       Chairman of the Board, President and Chief Executive Officer

   W. Randolph Adams       51       Chairman and Chief Executive Officer of Mercantile Bank of St. Louis and Mercantile
                                    Trust Company National Association

   John Q. Arnold          52       Senior Executive Vice President and Chief Financial Officer

   John H. Beirise         50       Group President - Emerging Markets

   Richard H. Goldberg     55       Chief Information Officer

   Richard C. King         51       President and Chief Executive Officer, Mercantile Bank (Kansas City)

   John W. McClure         50       Group President - Community Banking

   Jon W. Bilstrom         49       General Counsel and Secretary

   Jon P. Pierce           55       Executive Vice President

   Patrick Strickler       52       Executive Vice President

   Arthur G. Heise         47       Senior Vice President and Auditor

   Michael T. Normile      46       Senior Vice President, Finance and Control


   The executive officers were appointed by and serve at the pleasure of the Board of Directors of Mercantile. Each of the officers named above serve on the Mercantile Management Executive Committee. Messrs. Jacobsen, Adams, Arnold, McClure, Bilstrom, Pierce, Strickler, Heise and Normile have served as executive officers of either Mercantile or Mercantile Bank of St. Louis for the last five years. Prior to joining Mercantile in April 1992, Mr. Beirise was employed by Continental Bank N.A. for twenty-four years, most recently as Managing Director, Corporate Banking. Mr. Goldberg was President and Chairman of ARTIS Ltd., a satellite based communications company, from August 1991 through August 1992. From 1981 through August 1991 he served as Vice President of TBG Inc., a multi-national information systems company, and as President of CLSI, a library automation company. Mr. King served as Chairman of the Board, Chief Executive Officer and President of MidAmerican Corporation from 1989 until January 1993.

Item 11. Executive Compensation

   Information regarding executive compensation is contained in "Compensation of Executive Officers," included in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof" and "Beneficial Ownership of Stock by Management," included in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   Information regarding certain relationships and related transactions is contained in "Interest of Management and Others in Certain Transactions," included in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders, which is incorporated herein by reference.


                          PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) (1) Financial Statements: Incorporated herein by reference, are listed in Item 8 hereof.

       (2)  Financial Statement Schedules:

            None.

       (3)  Exhibits:

            No. 3-1 Restated Articles of Incorporation of the Registrant, as amended and currently in effect, filed as Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, are incorporated herein by reference.

            No. 3-2 By-Laws of the Registrant, as amended and currently in effect.

            No. 4-1 Form of Indenture Regarding Subordinated Securities between the Registrant and The First National Bank of Chicago as Trustee, filed on March 31, 1992 as
                           Exhibit 4.1 to Registrant's Report on Form 8-K dated September 24, 1992, is incorporated herein by reference.

            No. 4-2 Rights Agreement dated as of May 23, 1988, between Registrant and Mercantile Bank of St. Louis, as Rights Agent (including as exhibits thereto the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and the form of Rights Certificate) filed as Exhibits 1 and 2 to Registrant's Registration Statement on Form 8-A, dated May 24, 1988, is incorporated herein by reference.

            No. 10-1 The Mercantile Bancorporation Inc. 1987 Stock Option Plan, as amended, filed as Exhibit 10-3 to Registrant's Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 1-11792), is incorporated herein by reference.

            No. 10-2 The Mercantile Bancorporation Inc. Executive Incentive Compensation Plan, filed as Appendix C to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, is incorporated herein by reference.

            No. 10-3 The Mercantile Bancorporation Inc. Employee Stock Purchase Plan, filed as Exhibit 10-7 to Registrant's Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 1-11792), is incorporated herein by reference.

            No. 10-4 The Mercantile Bancorporation Inc. 1991 Employee Incentive Plan, filed as Exhibit 10-7 to Registrant's Report on Form 10-K for the year ended December 31, 1990 (Commission File No. 1-11792), is incorporated herein by reference.

            No. 10-5       Amendment Number One to the Mercantile
                           Bancorporation Inc. 1991 Employee Incentive Plan, filed as Exhibit 10-6 to Registrant's report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

            No. 10-6 The Mercantile Bancorporation Inc. 1994 Stock Incentive Plan, filed as Appendix B to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, is incorporated herein by reference.

            No. 10-7 The Mercantile Bancorporation Inc. 1994 Stock Incentive Plan for Non-Employee Directors, filed as Appendix E to Registrants definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, is incorporated herein by reference.

            No. 10-8 The Mercantile Bancorporation Inc. Voluntary Deferred Compensation Plan, filed as Appendix D to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, is incorporated herein by reference.

            No. 10-9 Form of Employment Agreement for Thomas H. Jacobsen, as amended, filed as Exhibit 10-8 to Registrant's Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 1-11792), is incorporated herein by reference.

            No. 10-10      Form of Change of Control Employment Agreement for
                           John W. McClure, W. Randolph Adams, John Q. Arnold and Certain Other Executive Officers, filed as
                           Exhibit 10-10 to Registrant's Report on Form 10-K for the year ended December 31, 1989 (Commission
                           File No. 1-11792), is incorporated herein by reference.

            No. 10-11      Amended and Restated Agreement and Plan of
                           Reorganization dated as of December 2, 1994 by and among Mercantile Bancorporation Inc. and
                           TCBankshares, Inc., filed as Exhibit 2.1 to
                           Registrant's Report on Form 8-K dated December 21,
                           1994, is incorporated herein by reference.

            No. 10-12      Agreement and Plan of Reorganization dated August
                           4, 1995, by and between Mercantile Bancorporation
                           Inc. and Hawkeye Bancorporation, filed as Exhibit
                           2.1 to Registrant's Registration Statement No. 33-
                           63609, is incorporated by reference herein.

            No. 10-13      Mercantile Bancorporation Inc. Supplemental
                           Retirement Plan, filed as Exhibit 10-12 to
                           Registrant's Report on Form 10-K for the year ended
                           December 31, 1992, is incorporated herein by reference.

            No. 13 Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995.

            No. 21         Subsidiaries of the Registrant as of February 29,
                           1996.

            No. 23         Consent of KPMG Peat Marwick LLP.

            No. 24         Power of Attorney (on signature page).

            No. 27         Financial Data Schedule.

   (b) Reports on Form 8-K:

       In a Current Report on Form 8-K filed on January 16, 1996, Registrant disclosed under Item 2 that it had, effective January 2, 1996, consummated its acquisition of Hawkeye Bancorporation ("Hawkeye") through merger of Hawkeye with and into Mercantile Bancorporation Inc. of Iowa, a wholly-owned subsidiary of Registrant, and that pursuant to said merger the shareholders of Hawkeye received an aggregate of approximately 7,996,952 shares of Registrant's Common Stock in exchange for their Hawkeye shares. In that same Current Report on Form 8-K, Registrant filed the financial statements, notes, auditor's report and pro forma financial information listed below:

            Consolidated Balance Sheets of Hawkeye as of December 31, 1994 and 1993.

            Consolidated Statements of Income of Hawkeye for the years ended December 31, 1994, 1993 and 1992.

            Consolidated Statements of Cash Flows of Hawkeye for the years ended December 31, 1994, 1993 and 1992.

            Statements of Changes in Shareholders' Equity of Hawkeye for the years ended December 31, 1994, 1993 and 1992.

            Notes to Consolidated Financial Statements.

            Independent Auditors' Report Dated January 24, 1995.

            Consolidated Statements of Cash Flows (Unaudited) of Hawkeye for the nine months ended September 30, 1995 and 1994.

            Consolidated Balance Sheet (Unaudited) of Hawkeye as of September 30, 1995.

            Consolidated Statements of Income (Unaudited) of Hawkeye for the nine months ended September 30, 1995 and 1994.

            Statements of Changes in Shareholders' Equity (Unaudited) of Hawkeye for the nine months ended September 30, 1995 and 1994.

            Pro Forma Combined Consolidated Balance Sheet (Unaudited) of MBI as of September 30, 1995.

            Pro Forma Combined Consolidated Income Statements (Unaudited) of MBI for the nine months ended September 30, 1995 and 1994, and for the years ended December 31, 1994, 1993, and 1992.

            Notes to Pro Forma Combined Consolidated Financial Statements (Unaudited) of MBI.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MERCANTILE BANCORPORATION INC.
                                                (Registrant)


Date:  March 7, 1996                   By: s/Thomas H. Jacobsen
                                          -------------------------------------
                                          Thomas H. Jacobsen
                                          Chairman of the Board, President,
                                          Chief Executive Officer and Director


                            POWER OF ATTORNEY

         We, the undersigned officers and directors of Mercantile Bancorporation, Inc., hereby severally and individually constitute and appoint Thomas H. Jacobsen and John Q. Arnold, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

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

     SIGNATURE                                  TITLE                                     DATE
     ---------                                  -----                                     ----

s/Thomas H. Jacobsen                            Chairman of the Board, President,         March 7, 1996
-----------------------------------------       Chief Executive Officer and Director
     (Thomas H. Jacobsen)
     Principal Executive Officer


s/John Q. Arnold                                Senior Executive Vice President           March 7, 1996
----------------------------------------        and Chief Financial Officer
     (John Q. Arnold)
     Principal Financial Officer


s/Michael T. Normile                            Senior Vice President,                    March 7, 1996
------------------------------------------      Finance and Control
     (Michael T. Normile)
     Principal Accounting Officer


s/ Richard P. Conerly                           Director                                  March 6, 1996
-------------------------------------------
     (Richard P. Conerly)


s/Harry M. Cornell, Jr.                         Director                                  March 6, 1996
------------------------------------------
     (Harry M. Cornell, Jr.)


s/Earl K. Dille                                  Director                                 March 6, 1996
---------------------------------------------
     (Earl K. Dille)





s/William A. Hall                               Director                                  March 6, 1996
-------------------------------------------
     (William A. Hall)


s/Thomas A. Hays                                Director                                  March 6, 1996
-----------------------------------------
     (Thomas A. Hays)


s/Frank Lyon, Jr.                               Director                                  March 6, 1996
-------------------------------------------
     (Frank Lyon, Jr.)


s/Charles H. Price                              Director                                  March 6, 1996
-------------------------------------------
     (Charles H. Price II)


s/Harvey Saligman                               Director                                  March 6, 1996
------------------------------------------
     (Harvey Saligman)


s/Craig D. Schnuck                              Director                                  March 1, 1996
------------------------------------------
     (Craig D. Schnuck)


s/Robert L. Stark                               Director                                  March 6, 1996
--------------------------------------------
     (Robert L. Stark)


s/Patrick T. Stokes                             Director                                  March 6, 1996
-------------------------------------------
     (Patrick T. Stokes)


s/Francis A. Stroble                            Director                                  March 6, 1996
-------------------------------------------
     (Francis A. Stroble)


s/John A. Wright                                Director                                  March 1, 1996
-------------------------------------------
     (John A. Wright)

                                          EXHIBIT INDEX
                                          -------------
  Exhibit No.        Description
  -----------        -----------

  No. 3-2         By-Laws of the Registrant, as amended and currently in effect.

  No. 13          Annual Report of the Registrant to its
                  Shareholders for the year ended December 31,  1995.

  No. 21          Subsidiaries of the Registrant as of February 29,  1996.

  No. 23          Consent of KPMG Peat Marwick LLP.

  No. 24          Power of Attorney (on Signature Page).

  No. 27          Financial Data Schedule.
