Form 10-Q
period 1996-03-31
MERCANTILE BANCORPORATION INC
filed 1996-05-10
CIK 64907

========================================================================

                               FORM 10-Q

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTER ENDED MARCH 31, 1996  COMMISSION FILE NUMBER 1-11792

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

COMMON STOCK, $5.00 PAR VALUE, 62,649,251 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON APRIL 30, 1996.


========================================================================

                                                               INDEX

                                                    PART I-FINANCIAL INFORMATION

                                                                                                                       Page No.
                                                                                                                       --------
              Item 1-Financial Statements

                 Consolidated Statement of Income
                 Three months ended March 31, 1996 and 1995                                                                3

                 Consolidated Balance Sheet
                 March 31, 1996 and 1995, and December 31, 1995                                                            4

                 Consolidated Statement of Changes in Shareholders' Equity
                 Three months ended March 31, 1996 and 1995                                                                5

                 Consolidated Statement of Cash Flows
                 Three months ended March 31, 1996 and 1995                                                                6

              Item 2-Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                             8

                                                     PART II-OTHER INFORMATION


              Item 4-Submission of Matters to a Vote of Security Holders                                                  19

              Item 6-Exhibits and Reports on Form 8-K                                                                     20

              Signature                                                                                                   21

              Exhibit Index                                                                                               22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(THOUSANDS EXCEPT PER COMMON SHARE DATA)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                        1996                             1995
                                                                                        ----                             ----
   INTEREST INCOME
    Interest and fees on loans and leases                                             $257,044                         $246,749
    Investments in debt and equity securities
     Trading                                                                                95                              163
     Taxable                                                                            57,598                           55,989
     Tax-exempt                                                                          5,888                            6,632
                                                                                      --------                         --------
      Total Investments in Debt and Equity Securities                                   63,581                           62,784
    Due from banks-interest bearing                                                        830                              344
    Federal funds sold and repurchase agreements                                         3,785                            4,319
                                                                                      --------                         --------
      Total Interest Income                                                            325,240                          314,196
   INTEREST EXPENSE
    Interest bearing deposits                                                          128,885                          107,381
    Foreign deposits                                                                     2,501                            3,196
    Short-term borrowings                                                               14,114                           23,899
    Bank notes                                                                           3,972                            1,670
    Long-term debt                                                                       6,032                            6,137
                                                                                      --------                         --------
      Total Interest Expense                                                           155,504                          142,283
                                                                                      --------                         --------
      NET INTEREST INCOME                                                              169,736                          171,913
   PROVISION FOR POSSIBLE LOAN LOSSES<F1>                                               33,168                           13,990
                                                                                      --------                         --------
      NET INTEREST INCOME AFTER PROVISION
       FOR POSSIBLE LOAN LOSSES                                                        136,568                          157,923
   OTHER INCOME
    Trust                                                                               19,354                           16,717
    Service charges                                                                     19,272                           18,500
    Credit card fees                                                                     1,449                            7,069
    Securitization revenue                                                               4,502                                -
    Mortgage banking                                                                     3,120                            2,078
    Investment banking and brokerage                                                     3,143                            2,304
    Securities losses<F1>                                                               (2,956)                             (54)
    Other                                                                               11,400                           16,087
                                                                                      --------                         --------
      Total Other Income                                                                59,284                           62,701
   OTHER EXPENSE
    Salaries                                                                            62,732                           57,748
    Employee benefits                                                                   16,524                           14,795
    Net occupancy                                                                        9,742                            8,896
    Equipment                                                                           11,574                           10,495
    Other<F1>                                                                           82,198                           43,992
                                                                                      --------                         --------
      Total Other Expense                                                              182,770                          135,926
                                                                                      --------                         --------
      INCOME BEFORE INCOME TAXES                                                        13,082                           84,698
   INCOME TAXES<F1>                                                                      8,517                           29,265
                                                                                      --------                         --------
      NET INCOME                                                                      $  4,565                         $ 55,433
                                                                                      ========                         ========
   PER COMMON SHARE DATA
    Average shares outstanding                                                      63,052,401                       60,773,934
    Net income<F2>                                                                        $.07                             $.91
    Dividends declared                                                                     .41                              .33

<F1>Includes the following nonrecurring merger-related amounts:
      Provision for possible loan losses                                              $ 10,851                         $     -
      Other income (securities losses)                                                  (3,082)                              -
      Other expense                                                                     41,678                               -
      Income tax benefit                                                               (15,599)                              -
                                                                                      --------                         -------
        Impact on Net Income                                                          $(40,012)                        $     -
                                                                                      ========                         =======

<F2>Earnings per common share is calculated by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)

                                                                                          MARCH 31       DEC. 31      MARCH 31
                                                                                            1996          1995          1995
                                                                                          --------       -------      --------
ASSETS
 Cash and due from banks                                                                 $   888,924   $ 1,112,088   $   779,731
 Due from banks-interest bearing                                                              77,206        51,056        23,541
 Federal funds sold and repurchase agreements                                                245,037       271,098       238,754
 Investments in debt and equity securities
  Trading                                                                                     13,245         3,677        11,542
  Available-for-sale                                                                       4,307,504     4,207,079       738,007
  Held-to-maturity (Estimated fair value
   of $3,495,735 at March 31, 1995)                                                                -             -     3,538,579
                                                                                         -----------   -----------   -----------
    Total Investments in Debt and Equity
     Securities                                                                            4,320,749     4,210,756     4,288,128
 Loans held-for-sale                                                                          88,416        94,877        51,310
 Loans and leases, net of unearned income                                                 11,751,826    11,636,010    11,270,481
                                                                                         -----------   -----------   -----------
    Total Loans and Leases                                                                11,840,242    11,730,887    11,321,791
 Reserve for possible loan losses                                                           (211,608)     (201,780)     (217,302)
                                                                                         -----------   -----------   -----------
    Net Loans and Leases                                                                  11,628,634    11,529,107    11,104,489
 Bank premises and equipment                                                                 311,894       309,070       291,474
 Due from customers on acceptances                                                             6,458         2,622         5,985
 Other assets                                                                                423,424       442,244       365,147
                                                                                         -----------   -----------   -----------
    Total Assets                                                                         $17,902,326   $17,928,041   $17,097,249
                                                                                         ===========   ===========   ===========
LIABILITIES
 Deposits
  Non-interest bearing                                                                   $ 2,040,285   $ 2,075,579   $ 1,805,040
  Interest bearing                                                                        11,801,245    11,429,511    10,976,881
  Foreign                                                                                    160,478       209,170       239,499
                                                                                         -----------   -----------   -----------
    Total Deposits                                                                        14,002,008    13,714,260    13,021,420
 Federal funds purchased and repurchase agreements                                         1,220,321     1,552,945     1,630,361
 Other short-term borrowings                                                                 220,891       210,791       193,774
 Bank notes                                                                                  275,000       250,000       250,000
 Long-term debt                                                                              323,915       325,607       324,232
 Bank acceptances outstanding                                                                  6,458         2,622         5,985
 Other liabilities                                                                           245,846       232,229       215,481
                                                                                         -----------   -----------   -----------
    Total Liabilities                                                                     16,294,439    16,288,454    15,641,253
Commitments and contingent liabilities                                                             -             -             -

                                                     MARCH 31     DEC. 31     MARCH 31
                                                       1996        1995         1995
                                                     --------     -------     --------

SHAREHOLDERS' EQUITY
 Preferred stock-no par value
  Shares authorized                                     5,000      5,000        5,000
  Shares issued and outstanding                             -         15           15              -        12,153        12,153
 Common stock-$5.00 par value
  Shares authorized                                   100,000    100,000      100,000
  Shares issued                                        63,211     63,887       61,389        316,058       319,434       306,948
 Capital surplus                                                                             234,689       283,288       241,901
 Retained earnings                                                                         1,060,542     1,085,269       922,268
 Treasury stock, at cost                                   87      1,380          765         (3,402)      (60,557)      (27,274)
                                                                                         -----------   -----------   -----------
    Total Shareholders' Equity                                                             1,607,887     1,639,587     1,455,996
                                                                                         -----------   -----------   -----------
    Total Liabilities and Shareholders' Equity                                           $17,902,326   $17,928,041   $17,097,249
                                                                                         ===========   ===========   ===========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
($ IN THOUSANDS)

                                                  COMMON STOCK
                                             ---------------------                                                      TOTAL
                                             OUTSTANDING             PREFERRED    CAPITAL     RETAINED    TREASURY  SHAREHOLDERS'
                                               SHARES      DOLLARS     STOCK      SURPLUS     EARNINGS     STOCK       EQUITY
                                             -----------   -------   ---------    -------     --------    --------  -------------
BALANCE AT DECEMBER 31, 1994, AS RESTATED    59,883,249   $299,885    $12,153     $230,940   $  868,666  $ (2,954)   $1,408,690
Net income                                                                                       55,433                  55,433
Common dividends declared:
 Mercantile Bancorporation Inc.-$.33
  per share                                                                                     (14,811)                (14,811)
 Pooled companies prior to acquisition                                                           (3,914)                 (3,914)
Preferred dividends declared                                                                       (255)                   (255)
Issuance of common stock:
 Acquisition of Wedge Bank                      969,954      4,850                   1,649        7,314                  13,813
 Employee incentive plans                        47,634        232                      82                     38           352
 Convertible notes                              331,075      1,655                   6,935                                8,590
Net fair value adjustment for available-
 for-sale securities                                                                              9,835                   9,835
Purchase of treasury stock                     (672,500)                                                  (24,358)      (24,358)
Pre-merger transactions of pooled companies
 and other                                       65,007        326                   2,295                                2,621
                                             ----------   --------    -------     --------   ----------  --------    ----------
BALANCE AT MARCH 31, 1995                    60,624,419   $306,948    $12,153     $241,901   $  922,268  $(27,274)   $1,455,996
                                             ==========   ========    =======     ========   ==========  ========    ==========
BALANCE AT DECEMBER 31, 1995, AS RESTATED    62,506,536   $319,434    $12,153     $283,288   $1,085,269  $(60,557)   $1,639,587
Net income                                                                                        4,565                   4,565
Common dividends declared-$.41 per share                                                        (25,885)                (25,885)
Preferred dividends declared                                                                       (408)                   (408)
Redemption of preferred stock                                         (12,153)                     (531)                (12,684)
Issuance of common stock in acquisitions of:
 Metro Savings Bank, F.S.B.                     197,902                                 57           14     8,983         9,054
 Security Bank of Conway, F.S.B.                321,964                                 75                 14,614        14,689
 First Sterling Bancorp, Inc.                   521,417      2,607                   1,876       13,772                  18,255
Issuance of common stock for employee
 incentive plans                                103,533        486                    (302)                   276           460
Net fair value adjustment for available-
 for-sale securities                                                                            (16,254)                (16,254)
Purchase of treasury stock                     (525,000)                                                  (23,825)      (23,825)
Reissuance and retirement of treasury stock                 (6,458)                (50,708)                57,166            --
Other                                            (2,299)       (11)                    403                    (59)          333
                                             ----------   --------    -------     --------   ----------  --------    ----------
BALANCE AT MARCH 31, 1996                    63,124,053   $316,058    $     -     $234,689   $1,060,542  $ (3,402)   $1,607,887
                                             ==========   ========    =======     ========   ==========  ========    ==========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                        1996                             1995
                                                                                        ----                             ----

   OPERATING ACTIVITIES
    Net income                                                                       $    4,565                       $   55,433
    Adjustments to reconcile net income to net cash provided by operating activities
     Provision for possible loan losses                                                  33,168                           13,990
     Depreciation and amortization                                                       10,301                            8,841
     Provision for deferred income taxes                                                  8,905                           (2,704)
     Net change in loans held-for-sale                                                    6,461                          (29,927)
     Net change in accrued interest receivable                                            3,354                              851
     Net change in accrued interest payable                                             (10,998)                           6,514
     Other, net                                                                          42,194                           32,693
                                                                                     ----------                       ----------
      Net Cash Provided by Operating Activities                                          97,950                           85,691
   INVESTING ACTIVITIES
    Investments in debt and equity securities, other than trading securities
     Purchases                                                                         (387,386)                        (276,360)
     Proceeds from maturities                                                           291,716                          347,011
     Proceeds from sales of available-for-sale securities                                59,435                           15,453
    Net change in loans and leases                                                       10,943                         (265,059)
    Purchases of loans and leases                                                           (16)                         (48,289)
    Proceeds from sales of loans and leases                                              43,779                           21,713
    Purchases of premises and equipment                                                 (13,748)                         (14,615)
    Proceeds from sales of premises and equipment                                         2,714                              692
    Proceeds from sales of foreclosed property                                            7,393                            3,758
    Cash and cash equivalents from acquisitions, net of cash paid                        42,907                            8,362
    Other, net                                                                              145                            3,898
                                                                                     ----------                       ----------
      Net Cash Provided (Used) by Investing Activities                                   57,882                         (203,436)
   FINANCING ACTIVITIES
    Net change in non-interest bearing, savings, interest bearing demand and
     money market deposit accounts                                                       78,400                         (382,752)
    Net change in time certificates of deposit under $100,000                           (96,712)                         131,620
    Net change in time certificates of deposit $100,000 and over                         63,089                          117,941
    Net change in other time deposits                                                     4,589                           98,228
    Net change in foreign deposits                                                      (48,692)                          20,364
    Net change in short-term borrowings                                                (342,320)                         (42,498)
    Issuance of bank notes                                                               25,000                          150,000
    Issuance of long-term debt                                                            1,500                            3,830
    Principal payments on long-term debt                                                 (1,706)                            (909)
    Cash dividends paid                                                                 (26,293)                         (18,980)
    Proceeds from issuance of common stock                                                  411                              352
    Purchase of treasury stock                                                          (23,825)                         (24,358)
    Redemption of preferred stock                                                       (12,684)                               -
    Other, net                                                                              336                                -
                                                                                     ----------                       ----------
      Net Cash Provided (Used) by Financing Activities                                 (378,907)                          52,838
                                                                                     ----------                       ----------
   DECREASE IN CASH AND CASH EQUIVALENTS                                               (223,075)                         (64,907)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,434,242                        1,106,933
                                                                                     ----------                       ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $1,211,167                       $1,042,026
                                                                                     ==========                       ==========

NOTE 1

The consolidated financial statements include all adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods and are of a normal recurring nature.

NOTE 2

Effective January 2, 1996, Mercantile Bancorporation Inc. ("Corporation" or "Mercantile") acquired Hawkeye Bancorporation ("Hawkeye"), a $2 billion-asset holding company headquartered in Des Moines, Iowa. The Hawkeye acquisition was accounted for as a pooling-of-interests. The historical consolidated financial statements have been restated to reflect this transaction.

Net income and net income per common share for Mercantile and Hawkeye prior to restatement were as follows:

                                                                         (THOUSANDS EXCEPT PER
                                                                          COMMON SHARE DATA)

                                                                             THREE MONTHS
                                                                                 ENDED
                                                                               MARCH 31,
                                                                                 1995
                                                                             ------------


                        MERCANTILE
                        Net income                                              $49,703
                        Net income per common share                                 .93

                        HAWKEYE
                        Net income                                                5,730
                        Net income per common share                                 .43

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

- ---------------------------------------------------------------------------------------------------------------------------------
EXHIBIT 1
HIGHLIGHTS<F1>
                                                                                FIRST QUARTER
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)                          1996                         1995                  CHANGE
- ---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
 Net income                                                            $  .07                       $  .91                (92.3)%
 Dividends declared                                                       .41                          .33                 24.2
 Book value at March 31                                                 25.47                        23.82                  6.9
 Market price at March 31                                               45 3/4                       36 1/2                25.3
- ---------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS AND SELECTED RATIOS
EXCLUDING NONRECURRING MERGER-RELATED EXPENSE<F2>
 Net income                                                           $44,577                      $55,433                (19.6)%
 Net income per common share                                              .70                          .91                (23.1)
 Return on assets                                                        1.00%                        1.30%
 Return on equity                                                       10.65                        15.35
 Efficiency ratio                                                       59.78                        56.87
 Other expense to average assets                                         3.16                         3.20
- ---------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS<F3>
 Taxable-equivalent net interest income                              $173,657                     $176,318                 (1.5)%
 Tax-equivalent adjustment                                              3,921                        4,405                (11.0)
 Net interest income                                                  169,736                      171,913                 (1.3)
 Provision for possible loan losses                                    33,168                       13,990                    -
 Other income                                                          59,284                       62,701                 (5.4)
 Other expense                                                        182,770                      135,926                 34.5
 Income taxes                                                           8,517                       29,265                (70.9)
 Net income                                                             4,565                       55,433                (91.8)
- ---------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA<F3>
 Return on assets                                                         .10%                        1.30%
 Return on equity                                                        1.09                        15.35
 Efficiency ratio                                                       78.46                        56.87
 Other expense to average assets                                         4.09                         3.20
 Net interest rate margin                                                4.23                         4.48

 Equity to assets                                                        8.98                         8.52
 Tier I capital to risk-adjusted assets                                 11.90                        11.79
 Total capital to risk-adjusted assets                                  14.99                        15.00
 Leverage                                                                8.28                         8.08

 Reserve for possible loan losses to outstanding loans                   1.79                         1.92
 Reserve for possible loan losses to non-performing loans              259.41                       548.87
 Non-performing assets to outstanding loans and
  foreclosed assets                                                       .77                          .48

 Banks                                                                     72                           75
 Banking offices                                                          441                          426
 Full-time equivalent employees                                         7,798                        7,649
- ---------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
 Total assets                                                     $17,865,247                  $17,009,093                  5.0%
 Earning assets                                                    16,410,663                   15,740,174                  4.3
 Loans and leases                                                  11,798,364                   11,106,397                  6.2
 Deposits                                                          13,921,394                   13,238,869                  5.2
 Shareholders' equity                                               1,674,780                    1,444,772                 15.9
- ---------------------------------------------------------------------------------------------------------------------------------

<F1>All previously reported financial information has been restated to reflect the January 2, 1996 merger with Hawkeye Bancorporation, which was accounted for as a pooling-of-interests.

<F2>Nonrecurring merger-related expense reduced net income and net income per common share by $40,012,000 and $.63, respectively, in the first quarter of 1996.

<F3>Includes nonrecurring merger-related expense noted in (2) above.
- ---------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY

 Reported net income for Mercantile Bancorporation Inc. ("Corporation" or "Mercantile") in the first quarter of 1996 was $4,565,000 compared with the $55,433,000 earned in the same period a year ago. On a per common share basis, net income was $.07 compared with the $.91 earned in last year's first quarter. Included in first-quarter 1996 results were nonrecurring merger-related amounts which lowered net income and net income per common share by $40,012,000 and $.63, respectively. Net income excluding merger-related items was $44,577,000 or $.70 per common share.

 Two additional items negatively impacted first-quarter 1996 earnings. First, $10,000,000 was added to the provision for loan losses to substantially cover an $11,000,000 charge-off of a non-accrual exposure to a specialty retailer that declared bankruptcy in late 1995. After taxes, this addition to the provision reduced earnings per common share by $.10. Second, the co-branded credit card launched in May 1995 by SBC Communications Inc. ("SBC") and Mercantile negatively impacted earnings per common share by approximately $.09 from original forecasts. While market acceptance of the co-branded card has surpassed expectations, cardholder performance, particularly in the post-holiday period, has differed from original forecasts. Mercantile has identified actions to ensure the card's ongoing profitability and will be implementing some of these actions in the second quarter.

 All prior year figures have been restated to include the pre-acquisition accounts and results of operations of Hawkeye Bancorporation ("Hawkeye"), a 23-bank holding company with assets totaling $2 billion, headquartered in Des Moines, Iowa. Hawkeye was merged with Mercantile on January 2, 1996 in a transaction accounted for as a pooling-of-interests. Also effective January 2, 1996, Mercantile completed a merger with First Sterling Bancorp, Inc. ("Sterling"), based in Sterling, Illinois. The Sterling transaction met the requirements for treatment as a pooling-of-interests; however, due to the immateriality of Sterling's financial condition and results of operations to those of Mercantile, the historical financial statements of the Corporation were not restated. On February 9, 1996, the Corporation acquired Security Bank of Conway, F.S.B. ("Conway"), located in Conway, Arkansas, and on March 7, 1996, acquired Metro Savings Bank, F.S.B. ("Metro"), headquartered in Wood River, Illinois. The Conway and Metro acquisitions were accounted for as purchases; accordingly,

- ---------------------------------------------------------------------------------------------------------------------------------
EXHIBIT 2
ACQUISITIONS
($ IN THOUSANDS)
                                                                                              CONSIDERATION
                                                                                           ------------------        ACCOUNTING
                                                   DATE          ASSETS      DEPOSITS      CASH        SHARES          METHOD
                                                   ----          ------      --------      ----        ------        ----------
ACQUISITIONS COMPLETED
Metro Savings Bank, F.S.B.                     Mar. 7, 1996    $   80,857      73,843   $    5        197,902         Purchase
Security Bank of Conway, F.S.B.                Feb. 9, 1996       102,502      89,697        1        321,964         Purchase
Hawkeye Bancorporation                         Jan. 2, 1996     1,978,540   1,739,811       80      7,892,196         Pooling
First Sterling Bancorp, Inc.                   Jan. 2, 1996       167,610     147,588        1        521,417         Pooling<F1>
Southwest Bancshares, Inc.                     Aug. 1, 1995       187,701     155,628        1        674,975         Pooling<F1>
AmeriFirst Bancorporation, Inc.                Aug. 1, 1995       155,521     130,179        1        661,356         Pooling<F1>
Plains Spirit Financial Corporation            July 7, 1995       400,754     276,887    6,697      1,301,180         Purchase
TCBankshares, Inc.                             May 1, 1995      1,422,798   1,217,740        -      4,749,999<F2>     Pooling
Central Mortgage Bancshares, Inc.              May 1, 1995        654,584     571,105        8      2,537,723         Pooling
UNSL Financial Corp                            Jan. 3, 1995       508,346     380,716       11      1,578,107         Pooling
Wedge Bank                                     Jan. 3, 1995       195,716     152,865        1        969,954         Pooling<F1>

ACQUISITIONS PENDING
Peoples State Bank                             3rd Qtr. 1996       96,824      74,361        -        325,843<F3>     Purchase
Today's Bancorp, Inc.                          4th Qtr. 1996      509,669     434,097      <F4>          <F4>         Purchase

<F1>The historical financial statements of the Corporation were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of Mercantile.

<F2>In addition to Mercantile common stock issued, the Corporation assumed, through an exchange, the outstanding, non-convertible preferred stock of TCBankshares, Inc. The preferred stock was redeemed in the first quarter of 1996.

<F3>Estimated shares to be issued in acquisition.

<F4>The value of the consideration will total $87 million, which includes up to 1,177,066 shares of Mercantile common stock.

- ---------------------------------------------------------------------------------------------------------------------------------

 the results of operations were included in the Consolidated Financial Statements from the acquisition date. Exhibit 2 details acquisitions completed during 1995 and 1996 as well as two pending acquisitions.

 Net interest income for the first quarter of 1996 was $169,736,000 compared with $171,913,000 in the year-earlier period, a decrease of 1.3%. The net interest rate margin of 4.23% was stable in comparison with the fourth quarter of 1995, yet was 25 basis points lower than the 4.48% margin of last year. Average earning assets of $16.4 billion grew 4.3% from $15.7 billion in the first quarter of 1995, as average loan volume increased 6.2%. This loan growth was funded largely through an increase in average core deposits.

 Other income was $59,284,000 in the first quarter of 1996, a decrease of 5.4% from a year ago. Included in 1996's first quarter was $3,082,000 in nonrecurring merger-related securities losses. Other income in the first quarter of 1995 included a $5,155,000 gain on the sale of the Corporation's interest in a joint venture that provided the St. Louis market with ATM switching capabilities. Total non-interest income increased by 8.4% in 1996 after excluding these items, led by trust revenue, mortgage banking income, investment banking and brokerage fees and letters of credit fees.

 Non-interest expenses in 1996 included $41,678,000 in nonrecurring merger-related costs. Excluding these costs, total other expense was $141,092,000, up 3.8% from a year ago. Excluding merger costs, the efficiency ratio was 59.78% compared with 56.87% last year, and the other expense to average assets ratio improved to 3.16% from 3.20% in the first quarter of 1995. On April 3, 1996, the Corporation announced plans to reduce its bank charters during the next year by approximately 80% through consolidations in order to achieve greater operational efficiencies. The amount of cost savings is not known at this time, but it is believed that fewer legal charters will lower administrative costs, accelerate the deployment of technology and allow staff more time to serve customers.

 The provision for possible loan losses for the quarter was $33,168,000 compared with $13,990,000 in 1995. In addition to $10,851,000 in nonrecurring merger-related provision, $10,000,000 was recorded to offset a charge-off on a specialty retailer credit as previously discussed. Net charge-offs for 1996 and 1995 were $25,478,000 and $14,664,000, respectively, and on an annualized basis were .86% of average loans this quarter compared with .53% last year. Excluding the 1996 specialty retailer charge-off discussed above, net charge-offs to average loans for the first quarter of 1996 was .49%. At March 31, 1996, the reserve for possible loan losses was $211,608,000, and provided coverage of 259.41% of non-performing loans compared with 245.18% at year-end 1995 and 548.87% last March 31.

 Non-performing loans as of March 31, 1996 were $81,573,000 or .69% of total loans compared with the year-end 1995 figures of $82,299,000 or .70% and $39,591,000 or .35% at March 31, 1995. Foreclosed assets declined to $10,102,000 compared with $12,591,000 at year's end and $14,269,000 last March 31. The decrease in non-performing loans caused by the charge-off discussed above was offset by increases in non-accrual loans at the Community Banks and in the Kansas City bank, due primarily to the reclassification of certain loans to non-accrual status following acquisition by Mercantile.

 Consolidated assets of $17.9 billion were up 4.7% from last March 31. Core deposits declined by 7.6% to $12.8 billion, loans were up 4.6% to $11.8 billion, and shareholders' equity of $1.6 billion was 10.4% higher than at March 31, 1995. Tier I capital to risk-adjusted assets improved to 11.90% compared with 11.79% last year, while Total capital to risk-adjusted assets was 14.99%, which is the same level as last year. Tangible equity to assets was 8.38% at this quarter's end compared to 8.58% at year-end 1995.

 The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial condition of the Corporation for the first quarter of 1996.

NET INTEREST INCOME

 Net interest income for the first quarter of 1996 was $169,736,000, a 1.3% decrease from the $171,913,000 earned last year. This was the net result of a 25-basis-point reduction in the net interest rate margin to 4.23% and a 4.3% growth in average earning assets. Factors contributing to the lower net interest rate margin in 1996 included the May 1995 credit card securitization, continued competitive pricing for both loans and deposits, the movement of retail deposits to higher-cost certificates of deposit, and introductory interest rates on SBC co-branded credit card balances. Average loans grew by $691,967,000 or 6.2%, while investment securities were relatively even with last year.

 When compared with the first quarter of 1995, average commercial loans grew by $204,252,000 or 7.3%, while average commercial real estate mortgage and construction loans increased by $205,478,000 or 9.2%. Net of a $225,000,000 loan sale in the fourth quarter of 1995, residential mortgage loans on average grew by $262,564,000 or 7.4% as the mix of production throughout 1995 moved largely to adjustable-rate loans which were retained in the portfolio. Average credit card loans decreased by $41,549,000 or 4.8%. Excluding the impact of the $400,000,000 in credit card loans securitized during May 1995, credit card loans increased on average by 41.0%. The SBC co-branded credit card added significantly to this growth while the core MasterCard(R) and VISA(R) portfolio declined. Other consumer loans increased on average by $61,222,000 or 3.8% due to growth in indirect auto loans.


- ---------------------------------------------------------------------------------------------------------------------------
EXHIBIT 3
LOANS AND LEASES
($ IN THOUSANDS)
                                                                                 MARCH 31
                                                                      1996                      1995                 CHANGE
                                                                      ----                      ----                 ------
Commercial                                                        $ 3,028,211                $ 2,892,135               4.7%
Real estate-commercial                                              2,144,374                  1,939,184              10.6
Real estate-construction                                              293,380                    330,840             (11.3)
Real estate-residential                                             3,856,530                  3,622,713               6.5
Consumer                                                            1,688,650                  1,642,721               2.8
Credit card loans issued                                            1,229,097                    894,198              37.5
Securitized credit card loans                                        (400,000)                         -                 -
                                                                  -----------                -----------
 Total Loans and Leases                                           $11,840,242                $11,321,791               4.6
                                                                  ===========                ===========

- ---------------------------------------------------------------------------------------------------------------------------

 The $28,903,000 or .7% decline in average investment securities came both through maturities and sales. The majority of sales were made by recently acquired companies, which resulted in nonrecurring securities losses of $3,082,000. In December 1995, the Corporation redesignated the entire investment portfolio as available-for-sale, as allowed by the Financial Accounting Standards Board. Short-term investments are primarily used for short-term excess liquidity or balancing the interest rate sensitivity of the Corporation, and on average increased by $7,425,000 or 2.4% during the first quarter of 1996.

 Average core deposits increased by $493,354,000 or 4.0% in the first quarter of 1996; Mercantile was substantially core funded at 91.36% of total deposits and 77.51% of earning assets. Changes in average core deposits for the past five quarters are shown in the Consolidated Quarterly Average Balance Sheet on Page 18 of this report.

 Average non-interest bearing deposits declined by $76,627,000 or 3.6%, while average other time deposits were down by $95,781,000 or 70.9%. The United States Government is a significant cash management customer of Mercantile Bank of St. Louis N.A. and pays for services rendered via compensating balances. In response to the lack of an approved fiscal 1996 federal government budget, the Government withdrew all balances out of the Corporation in November 1995 to help finance its funding requirements. The withdrawal reduced anticipated average balances during the first quarter by $400,000,000. The funds were redeposited with Mercantile Bank of St. Louis N.A. on April 9, 1996. Accruals were made in the first quarter of 1996 as if the funds were on deposit in order to better match revenues with services delivered, so there was no effect on net interest income.

 Average short-term borrowings decreased by $246,127,000 in the first quarter of 1996, due primarily to the credit card securitization and an increase in bank note funding. All borrowings are in accordance with current liquidity guidelines and the relative levels of short-term borrowings are expected to be further reduced in the second quarter of 1996 due to the return of the U.S. Government deposits. Average shareholders' equity grew by $230,008,000 or 15.9%, due largely to net earnings retained during 1995 and stock issued in acquisitions accounted for as purchases and unrestated poolings-of-interests.

 The factors discussed previously are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on Page 18.

OTHER INCOME

 Non-interest income decreased 5.4% during the first quarter of 1996 to $59,284,000. Current quarter other income was negatively impacted by securities losses of $3,082,000 realized by recently acquired banks in routine investment portfolio restructurings. In 1995, the Corporation recorded a gain of $5,155,000 on the sale of its interest in a joint venture that provided the St. Louis market with ATM switching capabilities. Excluding these items, total non-interest income was up $4,820,000 or 8.4% from the first quarter of 1995.

 Trust fees were the largest source of non-interest income in 1996, and were $19,354,000 compared with $16,717,000 during the first quarter of 1995, an increase of 15.8%. Personal trust fees earned by Mercantile Trust Company N.A. were the largest source of trust revenue and increased 25.5% from last year. Trust income from Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, rose by 30.7%. Mississippi Valley Advisors Inc. manages the eleven Mercantile proprietary mutual funds-the ARCH funds. These funds had assets of $2.3 billion at March 31, 1996 compared with $1.7 billion a year earlier, a growth of 36.5%. Increases in the value of assets managed as well as repricing and successful new business development efforts largely accounted for the growth in trust fees.



- ---------------------------------------------------------------------------------------------------------------------------
EXHIBIT 4
OTHER INCOME
($ IN THOUSANDS)
                                                                               FIRST QUARTER
                                                                      1996                      1995                 CHANGE
                                                                      ----                      ----                 ------
Trust                                                               $19,354                    $16,717                15.8%
Service charges                                                      19,272                     18,500                 4.2
Credit card fees                                                      1,449                      7,069               (79.5)
Securitization revenue                                                4,502                          -                   -
Mortgage banking                                                      3,120                      2,078                50.1
Investment banking and brokerage                                      3,143                      2,304                36.4
Letters of credit fees                                                2,015                      1,518                32.7
Securities gains (losses)                                               126                        (54)                  -
Nonrecurring merger-related securities losses                        (3,082)                         -                   -
Other                                                                 9,385                     14,569               (35.6)
                                                                    -------                    -------
 Total Other Income                                                 $59,284                    $62,701                (5.4)
                                                                    =======                    =======

- ---------------------------------------------------------------------------------------------------------------------------

 Service charges grew by 4.2%, due largely to selective fee increases and better pricing of low-balance, high-transaction accounts.

 Mortgage banking income increased by $1,042,000 or 50.1%. Servicing revenue and gains on the sale of loans have improved over 1995 levels. Also, $309,000 of the increase was attributable to the additional servicing volume of Mercantile Bank, FSB, previously part of Plains Spirit Financial Corporation, which was acquired by Mercantile on July 7, 1995 in a purchase transaction. Mortgages serviced totaled $5.4 billion at March 31, 1996.

 Investment banking and brokerage fees were $3,143,000 compared with $2,304,000 last year, an increase of 36.4%. This income is derived from transaction fees for services performed for both individual and corporate customers, including sales of annuities and mutual funds, profits earned on limited trading positions and foreign exchange revenue. Mercantile Investment Services, Inc., Mercantile's brokerage services subsidiary, experienced strong growth in fees from sales of investment products in the first quarter of 1996.

 Credit card fee income was $1,449,000 for the first quarter of 1996, a 79.5% decrease from the 1995 level. Credit card income primarily represents fees charged merchants for processing credit card transactions, interchange fees received on transactions of Mercantile cardholders and cardholders' miscellaneous fees. Miscellaneous cardholder income increased, while interchange fees and merchant revenue declined. Transaction-based rebates paid to SBC co-branded cardholders are netted against credit card fee income; these rebates totaled $6,621,000 in the first quarter of 1996 and were the primary reason for the decline in credit card fees. Finally, certain fees relating to the securitized loans were reclassified to securitization revenue.

 Securitization revenue of $4,502,000 in the first quarter represents amounts accruing to Mercantile on the $400,000,000 in credit card loans securitized in the Mercantile Credit Card Master Trust during May 1995. For securitized loans, amounts that would previously have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue. Because credit losses are absorbed against credit card servicing income over the life of these transactions, such income may vary depending upon the credit performance of the securitized loans. Mercantile acts as servicing agent and receives loan servicing fees equal to two percent per annum of the securitized receivables. As servicing agent, Mercantile continues to provide customer service to collect past due accounts and to provide other services typically performed for its customers. Accordingly, Mercantile's relationship with its credit card customers is not affected by the securitization.

 Other miscellaneous income in 1995 included the $5,155,000 gain previously noted as well as a $1,291,000 gain earned on the renewal of a large leveraged lease. Also included in other income are letters of credit fees, which improved by $497,000 or 32.7% over 1995.

OTHER EXPENSE

 Expenses other than interest expense and the provision for possible loan losses for the first quarter of 1996 totaled $182,770,000. Included in other expense in the first quarter of 1996 was $41,678,000 in expenses associated with mergers, largely for investment banking and other professional services, change in control and severance payments, and obsolete equipment write-offs. Excluding nonrecurring merger costs, total operating expenses increased by 3.8% over 1995, yet declined to 3.16% of average assets compared with 3.20% last year. The efficiency ratio, defined as operating expenses as a percentage of taxable-equivalent net interest income and other income, was 59.78% versus 56.87% last year.

 Salary expense increased by 8.6% during the first quarter, reflecting the costs of merit increases and employees added in acquisitions accounted for as purchases or poolings without restatement. Benefit costs were up by 11.7% due to the generally higher costs of employee benefit programs. In 1996, the Corporation lowered the discount rate used in pension and postretirement actuarial assumptions by one percent, which increased pension expense by 12.9% this quarter in comparison with the first quarter of 1995.

 Occupancy and equipment costs increased by 9.9% in the first quarter, reflecting the costs of maintaining additional offices and an ongoing program of upgrading systems and equipment to further enhance productivity.

 Exhibit 5 details the composition of all other operating expenses. The communications and postage expense increases in 1996 were due primarily to the costs of servicing SBC co-branded credit card customers. FDIC insurance decreased by 82.6% from last year. Exclusive of insurance premiums assessed on approximately $2.1 billion in thrift deposits insured by the SAIF fund, Mercantile affiliates paid the minimum in FDIC insurance during the first quarter of 1996.


- ---------------------------------------------------------------------------------------------------------------------------
EXHIBIT 5
OTHER EXPENSE
($ IN THOUSANDS)
                                                                               FIRST QUARTER
                                                                      1996                      1995                 CHANGE
                                                                      ----                      ----                 ------

Salaries                                                            $ 62,732                  $ 57,748                 8.6%
Employee benefits                                                     16,524                    14,795                11.7
                                                                    --------                  --------
  Total Personnel Expense                                             79,256                    72,543                 9.3
Net occupancy                                                          9,742                     8,896                 9.5
Equipment                                                             11,574                    10,495                10.3
Marketing/business development                                         2,319                     2,847               (18.5)
Postage and freight                                                    5,439                     4,688                16.0
Office supplies                                                        3,330                     3,185                 4.6
Communications                                                         2,699                     2,261                19.4
Legal and professional                                                 2,785                     2,686                 3.7
Credit card                                                            3,830                     2,606                47.0
FDIC insurance                                                         1,256                     7,207               (82.6)
Foreclosed property expense                                              193                       549               (64.8)
Intangible asset amortization                                          2,646                     2,205                20.0
Nonrecurring merger-related expense                                   41,678                         -                   -
Other                                                                 16,023                    15,758                 1.7
                                                                    --------                  --------
  Total Other Expense                                               $182,770                  $135,926                34.5
                                                                    ========                  ========
RATIOS EXCLUDING NONRECURRING MERGER-RELATED EXPENSE
 Efficiency ratio                                                      59.78%                    56.87%
 Other expense to average assets                                        3.16                      3.20

- ---------------------------------------------------------------------------------------------------------------------------

RESERVE FOR POSSIBLE LOAN LOSSES

 The reserve for possible loan losses was $211,608,000 or 1.79% of loans outstanding at March 31, 1996. This compared with $201,780,000 or 1.72% at year's end and $217,302,000 or 1.92% at March 31, 1995.
 The reserve coverage of non-performing loans was 259.41% compared with 245.18% at year-end and 548.87% last year.

 The provision for possible loan losses for the first quarter of 1996 was $33,168,000 compared with $13,990,000 last year. The first quarter of 1996 included a nonrecurring merger-related provision of $10,851,000, which was recorded largely to conform the credit policies of the recently acquired entities to those of Mercantile. An additional $10,000,000 in provision was recorded in the first quarter of 1996 to offset an $11,000,000 charge-off of a credit to a St. Louis-based specialty retailer that declared bankruptcy in late 1995.

 The annualized ratio of net charge-offs to average loans for the first quarter was .86% compared with .53% last year, while the corresponding net charge-off figures were $25,478,000 and $14,664,000, respectively. The $11,000,000 charge-off mentioned above increased the 1996 annualized ratio of net charge-offs to average loans by 37 basis points. Partially offsetting charge-offs in the current quarter was a $2,154,000 recovery on a commercial real estate loan. Net credit card charge-offs were $13,447,000 in 1996 versus $10,527,000 last year, which represented 6.46% of average loans this quarter compared with 4.82% in 1995. Excluding credit card net charge-offs and the $11,000,000 nonrecurring loss, net charge-offs were only $1,031,000 or .03% of average loans for the first quarter of 1996.


- ---------------------------------------------------------------------------------------------------------------------------
EXHIBIT 6
RESERVE FOR POSSIBLE LOAN LOSSES
($ IN THOUSANDS)
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                            1996                              1995
                                                                            ----                              ----

BEGINNING BALANCE                                                          $201,780                          $215,849
PROVISION                                                                    33,168                            13,990
Charge-offs                                                                 (31,721)                          (18,767)
Recoveries                                                                    6,243                             4,103
                                                                           --------                          --------
 NET CHARGE-OFFS                                                            (25,478)                          (14,664)

Acquired Reserves                                                             2,138                             2,127
                                                                           --------                          --------
 ENDING BALANCE                                                            $211,608                          $217,302
                                                                           ========                          ========
LOANS AND LEASES
 March 31 balance                                                       $11,840,242                       $11,321,791
                                                                        ===========                       ===========
 Average balance                                                        $11,798,364                       $11,106,397
                                                                        ===========                       ===========
RATIOS
 Reserve balance to outstanding loans                                          1.79%                             1.92%
 Reserve balance to non-performing loans                                     259.41                            548.87
 Net charge-offs to average loans                                               .86                               .53
 Earnings coverage of net charge-offs                                          1.82x                             6.73x

- ---------------------------------------------------------------------------------------------------------------------------

 Mercantile evaluates the reserves of all banks on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of those reserves. Management believes the consolidated reserve of 1.79% of loans and 259.41% of non-performing loans as of March 31, 1996 was adequate based on the risks identified at such date in the respective portfolios.

NON-PERFORMING ASSETS

 Non-performing loans (non-accrual and renegotiated loans) were $81,573,000 or .69% of total loans at March 31, 1996, compared with $82,299,000 or .70% at December 31, 1995 and $39,591,000 or .35% at
 March 31, 1995. By the Corporation's definition, all non-accrual and renegotiated commercial-related loans are considered impaired as defined by FAS 114. Foreclosed assets were $10,102,000 at March 31, 1996 compared with $12,591,000 at year's end and $14,269,000 last year. The ratio of non-performing assets to outstanding loans and foreclosed assets was .77% at March 31, 1996 compared with .81% at December 31, 1995 and .48% last year. Loans past due 90 days and still accruing interest were $31,108,000 at March 31, 1996 versus $27,242,000 at year-end and $23,401,000 at March 31, 1995.

 As noted in Exhibit 7, non-accrual loans decreased slightly from the year-end level. Non-accrual loans were reduced in the first quarter of 1996 due to the $11,000,000 charge-off of the loan exposure previously discussed. Partially offsetting this decline was an increase in the level of non-accrual loans at the Community Banks and in the Kansas City bank, caused primarily by the reclassification of certain loans to non-accrual status following acquisition by Mercantile. As of March 31, 1996, Mercantile had only five non-accrual loans with balances in excess of $1,000,000, and only one of these had a balance greater than $5,000,000. As significant, the Corporation held one foreclosed asset with a book value in excess of $1,000,000, and that property was subsequently disposed of in April 1996.

 All loans classified as renegotiated were paying in accordance with their modified terms at March 31, 1996. Loans past due 90 days and still accruing interest consisted largely of credit card loans, consumer loans and residential real estate mortgage loans.

CAPITAL RESOURCES

 Mercantile maintains a strong capital base which provides a solid foundation for anticipated future asset growth and promotes depositor and investor confidence. Capital management is a continuous process at Mercantile, and is intended to ensure that adequate capital is provided for current needs and anticipated growth. Mercantile's capital position has enabled it to profitably expand its balance sheet, while maintaining capital ratios stronger than those of other quality banking organizations, and well in excess of regulatory standards.

 At March 31, 1996, shareholders' equity was $1.6 billion, an increase of 10.4% from March 31, 1995. Net earnings retained, as well as stock issued under various employee benefit plans and in acquisitions accounted for as purchases or poolings-of-interests without restatement, increased shareholders' equity. The equity to assets ratio was 8.98% at March 31, 1996 compared with 8.52% a year earlier.
 Exhibit 8 details significant capital ratios and intangible assets.

 As interest rates declined during 1995, the Corporation recorded a favorable adjustment to equity of $47,494,000 through December 31, 1995 for the available-for-sale investment securities held. In the first quarter of 1996, the net fair value adjustment lowered equity by $16,254,000, due to minimal interest rate increases, thus reducing the equity to assets ratio at March 31, 1996 in comparison with year-end.


- ---------------------------------------------------------------------------------------------------------------------------
EXHIBIT 7
NON-PERFORMING ASSETS
($ IN THOUSANDS)
                                                                MARCH 31                  DEC. 31                  MARCH 31
                                                                  1996                      1995                     1995
                                                                --------                  -------                  --------
NON-ACCRUAL LOANS
 Commercial                                                      $30,929                  $39,222                   $ 9,134
 Real estate-commercial                                           21,584                   17,953                    13,744
 Real estate-construction                                            617                      342                       308
 Real estate-residential                                          20,581                   17,327                     8,662
 Consumer                                                          4,625                    4,361                     3,743
                                                                 -------                  -------                   -------
  Total Non-accrual Loans                                         78,336                   79,205                    35,591
RENEGOTIATED LOANS                                                 3,237                    3,094                     4,000
                                                                 -------                  -------                   -------
TOTAL NON-PERFORMING LOANS                                       $81,573                  $82,299                   $39,591
                                                                 =======                  =======                   =======
FORECLOSED ASSETS
 Foreclosed real estate                                          $ 7,640                  $ 9,951                   $12,128
 Other foreclosed assets                                           2,462                    2,640                     2,141
                                                                 -------                  -------                   -------
TOTAL FORECLOSED ASSETS                                          $10,102                  $12,591                   $14,269
                                                                 =======                  =======                   =======
TOTAL NON-PERFORMING ASSETS                                      $91,675                  $94,890                   $53,860
                                                                 =======                  =======                   =======
PAST-DUE LOANS
 (90 DAYS OR MORE)                                               $31,108                  $27,242                   $23,401
                                                                 =======                  =======                   =======
RATIOS
 Non-performing loans to outstanding loans                           .69%                     .70%                      .35%
 Non-performing assets to outstanding loans and
  foreclosed assets                                                  .77                      .81                       .48
 Non-performing assets to total assets                               .51                      .53                       .32
- ---------------------------------------------------------------------------------------------------------------------------



- ---------------------------------------------------------------------------------------------------------------------------
EXHIBIT 8
RISK-BASED CAPITAL
($ IN THOUSANDS)
                                                            MARCH 31                  DEC. 31                   MARCH 31
                                                              1996                      1995                      1995
                                                            --------                  -------                   --------
Capital
 Tier I                                                    $ 1,471,081              $ 1,509,061               $ 1,366,968
 Total                                                       1,852,681                1,890,362                 1,738,975
Risk-adjusted assets                                        12,360,988               12,352,966                11,596,091
Tier I capital to risk-adjusted assets                           11.90%                   12.22%                    11.79%
Total capital to risk-adjusted assets                            14.99                    15.30                     15.00
Leverage                                                          8.28                     8.54                      8.08
Double leverage                                                 109.25                   107.93                    108.82
Long-term debt to total
 capitalization                                                  16.77                    16.57                     18.21
Intangible assets                                             $117,328                 $110,529                   $94,196
- ---------------------------------------------------------------------------------------------------------------------------

 During the first quarter of 1996, Mercantile repurchased 525,000 shares of its common stock via a designated broker dealer at an average cost of $45.38 per share. The stock was largely reissued in the Conway and Metro acquisitions while some was held for reissuance in conjunction with the 1994 Stock Incentive Plan. In conjunction with the acquisition of TCBankshares, Inc. on May 1, 1995, the Corporation assumed, through an exchange, 14,806 shares of preferred stock with a book value of $12,153,000. These preferred shares were redeemed in March 1996.

 On February 8, 1996, the Board of Directors declared a quarterly cash dividend of $.41 per common share which was paid April 1, 1996. This represented an increase of 24.2% over the prior quarterly rate of $.33 per common share. Book value per common share was $25.47 at March 31, 1996 compared with $23.82 a year earlier, an increase of 6.9%. Public debt ratings of the Corporation and Mercantile Bank of St. Louis N.A. are shown in Exhibit 9.


- ---------------------------------------------------------------------------------------------------------------------------
EXHIBIT 9
DEBT RATINGS

                                                                                              THOMSON              STANDARD
                                                    MOODY'S               FITCH              BANKWATCH             & POOR'S
                                                    -------               -----              ---------             --------
MERCANTILE BANCORPORATION INC.
 Issuer Rating                                                                                   B
 Commercial Paper                                                          F1                  TBW-1
 7.625% Subordinated Notes, due 2002                  Baa1                                     BBB +               BBB

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

- ---------------------------------------------------------------------------------------------------------------------------

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
(THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                                                                 1995                                    1996
                                                        1ST QTR.        2ND QTR.        3RD QTR.       4TH QTR.        1ST QTR.
                                                        --------        --------        --------       --------        --------
INTEREST INCOME
 Interest and fees on loans and leases                  $246,749        $251,438        $259,097        $263,768       $257,044
 Investments in debt and equity securities                62,784          62,811          64,016          62,554         63,581
 Short-term investments                                    4,663           4,851           5,952           5,261          4,615
                                                        --------        --------        --------        --------       --------
   Total Interest Income                                 314,196         319,100         329,065         331,583        325,240
 Tax-equivalent adjustment                                 4,405           4,230           4,125           3,810          3,921
                                                        --------        --------        --------        --------       --------
   TAXABLE-EQUIVALENT INTEREST INCOME                    318,601         323,330         333,190         335,393        329,161
INTEREST EXPENSE
 Deposits                                                110,577         121,798         130,959         132,529        131,386
 Borrowed funds                                           31,706          31,905          32,487          28,573         24,118
                                                        --------        --------        --------        --------       --------
   Total Interest Expense                                142,283         153,703         163,446         161,102        155,504
                                                        --------        --------        --------        --------       --------
   TAXABLE-EQUIVALENT NET INTEREST INCOME                176,318         169,627         169,744         174,291        173,657
PROVISION FOR POSSIBLE LOAN LOSSES                        13,990           6,683           8,504           7,353         33,168
OTHER INCOME
 Trust                                                    16,717          17,594          17,831          18,609         19,354
 Service charges                                          18,500          18,820          19,011          19,077         19,272
 Credit card fees                                          7,069           4,698           3,855           4,068          1,449
 Securitization revenue                                        -           4,523           8,397          10,085          4,502
 Mortgage banking                                          2,078           2,340           2,342           4,062          3,120
 Investment banking and brokerage                          2,304           2,873           3,194           2,995          3,143
 Securities gains (losses)                                   (54)          2,152           1,678             266         (2,956)
 Other                                                    16,087          11,910          15,697          14,875         11,400
                                                        --------        --------        --------        --------       --------
   Total Other Income                                     62,701          64,910          72,005          74,037         59,284
OTHER EXPENSE
 Personnel expense                                        72,543          71,192          75,805          79,085         79,256
 Net occupancy and equipment                              19,391          19,741          21,239          22,303         21,316
 Other                                                    43,992          44,355          38,862          45,240         82,198
                                                        --------        --------        --------        --------       --------
   Total Other Expense                                   135,926         135,288         135,906         146,628        182,770
                                                        --------        --------        --------        --------       --------
TAXABLE-EQUIVALENT INCOME BEFORE INCOME TAXES             89,103          92,566          97,339          94,347         17,003
INCOME TAXES
 Income taxes                                             29,265          30,449          30,450          33,945          8,517
 Tax-equivalent adjustment                                 4,405           4,230           4,125           3,810          3,921
                                                        --------        --------        --------        --------       --------
  Adjusted Income Taxes                                   33,670          34,679          34,575          37,755         12,438
                                                        --------        --------        --------        --------       --------
   NET INCOME                                           $ 55,433        $ 57,887        $ 62,764        $ 56,592       $  4,565
                                                        ========        ========        ========        ========       ========
NET INCOME PER COMMON SHARE                                 $.91            $.95            $.99            $.89           $.07
SIGNIFICANT RATIOS
 Return on assets                                           1.30%           1.35%           1.41%           1.27%           .10%
 Return on equity                                          15.35           15.64           15.75           13.91           1.09


MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)
                                                                          1995                                            1996
                                            1ST QTR.           2ND QTR.           3RD QTR.           4TH QTR.           1ST QTR.
                                        ----------------   ----------------   ----------------   ----------------   ----------------
                                        VOLUME    RATE<F*> VOLUME    RATE<F*> VOLUME    RATE<F*> VOLUME    RATE<F*> VOLUME  RATE<F*>
                                        ------    -------- ------    -------- ------    -------- ------    -------- ------  --------
ASSETS
 Earning Assets
  Loans and leases, net of
    unearned income
   Commercial                         $ 2,802,058  8.67% $ 2,951,939  8.85% $ 3,027,078  8.74% $ 2,994,035  8.66% $ 3,006,310  8.38%
   Real estate-commercial               1,905,988  8.75    1,938,588  9.08    2,017,018  9.04    2,070,714  8.99    2,133,882  8.69
   Real estate-construction               323,263  8.62      343,408  8.75      331,093  8.99      309,843  9.27      300,847  8.99
   Real estate-residential              3,570,859  7.83    3,675,443  7.98    4,062,840  8.11    4,023,306  8.15    3,833,423  8.14
   Consumer                             1,630,222  8.18    1,629,008  8.55    1,674,574  8.93    1,676,466  8.99    1,691,444  8.84
   Credit card                            874,007 16.16      729,319 15.21      715,349 11.95      788,126 13.45      832,458 12.77
                                      -----------        -----------        -----------        -----------        -----------
    Total Loans and Leases             11,106,397  8.93   11,267,705  8.97   11,827,952  8.80   11,862,490  8.93   11,798,364  8.75
  Investments in debt and equity
    securities
   Trading                                 12,375  5.27        6,907  6.25        4,203  5.42        7,646  5.39        7,610  4.99
   Taxable                              3,843,721  5.83    3,814,295  5.92    3,842,518  6.03    3,758,841  6.03    3,854,326  5.98
   Tax-exempt                             469,011  8.42      456,124  8.12      440,220  8.18      427,748  8.08      434,268  8.02
                                      -----------        -----------        -----------        -----------        -----------
    Total Investments in Debt and
      Equity Securities                 4,325,107  6.11    4,277,326  6.16    4,286,941  6.25    4,194,235  6.24    4,296,204  6.19
  Short-term investments                  308,670  6.04      318,263  6.10      380,509  6.26      342,903  6.14      316,095  5.84
                                      -----------        -----------        -----------        -----------        -----------
    Total Earning Assets               15,740,174  8.10   15,863,294  8.15   16,495,402  8.08   16,399,628  8.18   16,410,663  8.02
 Non-earning Assets                     1,268,919          1,351,717          1,343,947          1,374,196          1,454,584
                                      -----------        -----------        -----------        -----------        -----------
    Total Assets                      $17,009,093        $17,215,011        $17,839,349        $17,773,824        $17,865,247
                                      ===========        ===========        ===========        ===========        ===========

LIABILITIES
 Acquired Funds
  Deposits
   Non-interest bearing               $ 2,114,066        $ 2,280,010        $ 2,275,567        $ 2,116,886        $ 2,037,439
   Interest bearing demand              2,217,850  2.08    2,123,323  2.22    2,088,349  2.24    2,133,652  2.22    2,238,451  2.19
   Money market accounts                1,736,985  3.70    1,723,328  3.94    1,834,507  4.03    1,902,852  4.06    1,971,778  3.89
   Savings                              1,140,850  2.38    1,106,774  2.37    1,102,394  2.36    1,062,972  2.35    1,073,847  2.29
   Consumer time certificates
     under $100,000                     4,881,040  4.94    5,011,839  5.41    5,311,979  5.64    5,307,637  5.67    5,358,411  5.59
   Other time                             135,037  5.51      139,721  5.69      135,658  5.76       78,808  9.80       39,256 19.88
                                      -----------        -----------        -----------        -----------        -----------
    Total Core Deposits                12,225,828  3.82   12,384,995  4.16   12,748,454  4.34   12,602,807  4.37   12,719,182  4.28
   Time certificates $100,000
     and over                             806,918  5.36      912,163  5.88      957,153  5.93      978,293  5.97    1,027,545  5.63
   Foreign                                206,123  6.20      207,590  6.38      206,349  6.21      223,291  6.06      174,667  5.73
                                      -----------        -----------        -----------        -----------        -----------
    Total Purchased Deposits            1,013,041  5.53    1,119,753  5.97    1,163,502  5.98    1,201,584  5.99    1,202,212  5.65
                                      -----------        -----------        -----------        -----------        -----------
    Total Deposits                     13,238,869  3.98   13,504,748  4.34   13,911,956  4.50   13,804,391  4.54   13,921,394  4.42
  Short-term borrowings                 1,680,362  5.69    1,465,439  5.92    1,529,304  5.86    1,519,706  4.75    1,434,235  3.94
  Bank notes                              106,667  6.26      250,000  6.54      250,000  6.43      250,000  6.24      265,385  5.99
  Long-term debt                          327,972  7.52      321,633  7.62      341,550  7.09      338,135  7.85      325,149  7.42
                                      -----------        -----------        -----------        -----------        -----------
    Total Acquired Funds               15,353,870  4.30   15,541,820  4.64   16,032,810  4.75   15,912,232  4.67   15,946,163  4.47
 Other liabilities                        210,451            193,131            212,413            234,157            244,304
SHAREHOLDERS' EQUITY                    1,444,772          1,480,060          1,594,126          1,627,435          1,674,780
                                      -----------        -----------        -----------        -----------        -----------
    Total Liabilities and
      Shareholders' Equity            $17,009,093        $17,215,011        $17,839,349        $17,773,824        $17,865,247
                                      ===========        ===========        ===========        ===========        ===========

SIGNIFICANT RATIOS
  Net interest rate spread                         3.80%              3.51%              3.33%              3.51%              3.55%
  Net interest rate margin                         4.48               4.28               4.12               4.25               4.23

<F*>Taxable-equivalent basis.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

 The annual meeting of shareholders of Registrant was held on April 25, 1996. Of 63,119,043 shares issued, outstanding and eligible to be voted at the meeting, 52,321,079 shares, constituting a quorum, were represented in person or by proxy. Three (3) matters were submitted to a vote of the security-holders at the meeting.

 1. ELECTION OF CLASS II DIRECTORS. The first matter was the election of three Class II director nominees to the Board of Directors, each to continue in office until 1999. The Restated Articles of Incorporation of the Registrant allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired. Upon tabulation of the votes cast, it was determined that all three director nominees had been elected. The voting results are set forth below:

             NAME                     FOR                WITHHELD
             ----                     ---                --------
        William A. Hall           51,824,499              506,569
        Edward A. Mueller         51,802,604              506,569
        Robert W. Murray          51,816,426              506,569

 2. ELECTION OF CLASS I DIRECTOR. The second matter was the election of one director nominee, Robert L. Stark, to the Board of Directors in Class I, to continue in office until 1998. Mr. Stark was previously elected and served as a Class III director whose term would have expired as of the 1997 annual meeting. Mr. Stark, however, stood for election at the 1996 annual meeting in Class I. Because only one director stood for election in Class I, cumulative voting was not applicable. Upon tabulation of the votes cast it was determined that Mr. Stark had been elected as a Class I director. The voting results are set forth below:

             NAME                     FOR                WITHHELD
             ----                     ---                --------
        Robert L. Stark           51,623,288              697,791

 3. ELECTION OF CLASS III DIRECTOR. The third matter was the election of one director nominee, Patrick T. Stokes, to the Board of Directors in Class III, to continue in office until 1997. Mr. Stokes was previously elected and served as a Class I director. Because only one director stood for election in Class III, cumulative voting was not applicable. Upon tabulation of the votes cast it was determined that Mr. Stokes had been elected as a Class III director. The voting results are set forth below:

             NAME                     FOR                WITHHELD
             ----                     ---                --------
        Patrick T. Stokes         51,644,636              676,442

 Because Registrant has a staggered Board, the term of office of the following named Class I and Class III directors, who were not up for election at the 1996 annual meeting, continued after the meeting:

 Class I (to continue in office until 1998)
   Thomas A. Hays           Harvey Saligman
   Frank Lyon, Jr.          John A. Wright

 Class III (to continue in office until 1997)
   Harry M. Cornell, Jr.    Craig D. Schnuck
   Thomas H. Jacobsen

 Former Class II directors Richard P. Conerly, Earl K. Dille, Charles
 H. Price II and Francis A. Stroble completed their terms in 1996 and did not stand for reelection at the 1996 annual meeting. Former Class II director J. Cliff Eason retired from the Board effective in August of 1995 and former Class III director Bernard A. Edison retired in
 October of 1995. Former Class II director William G. Heckman died on November 26, 1995.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits:

      27. Financial Data Schedule

  (b) Reports on Form 8-K:

      The Registrant filed a Current Report on Form 8-K dated March 11, 1996 under Item 5, which contained supplemental consolidated financial statements for the years ended December 31, 1995, 1994 and 1993. Said statements restated Registrant's historical consolidated financial statements for those years to reflect the acquisition of Hawkeye on January 2, 1996. The Hawkeye acquisition was accounted for under the pooling-of-interests method of accounting.

      In addition, under Item 7, Registrant filed the consent of KPMG Peat Marwick LLP to incorporation by reference of its report on the Supplemental Financial Statements into active registration statements of the Registrant.

      The March 11, 1996 Form 8-K included the financial statements, notes and auditor's report listed below:

        Independent Auditor's Report of KPMG Peat Marwick LLP dated March 11, 1996.

        Supplemental Consolidated Statement of Income for the years ended December 31, 1995, 1994 and 1993.

        Supplemental Consolidated Balance Sheet as of December 31, 1995, 1994 and 1993.

        Supplemental Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

        Supplemental Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

        Notes to Supplemental Consolidated Financial Statements.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MERCANTILE BANCORPORATION INC.
                                              (Registrant)

Date May 9, 1996                              /s/ JOHN Q. ARNOLD
     ---------------------------    -----------------------------------
                                                John Q. Arnold
                                            Chief Financial Officer

                                        EXHIBIT INDEX

Exhibit No.                  Description                                           Location
- -----------                  -----------                                           --------
  27                    Financial Data Schedule                                 Included herein