Form 10-K405/A
period 1995-12-31
MERCANTILE BANCORPORATION INC
filed 1996-06-28
CIK 64907

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF FEBRUARY 29, 1996

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

PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF SHAREHOLDERS.                 PART III

"Item 14(a)(3)--Exhibits" is hereby amended by inserting the following entries:


 No. 23-1 Consent of KPMG Peat Marwick LLP (relating to report dated June 14, 1996, Mercantile Bancorporation Inc. Horizon Investment and Savings Plan and Trust Financial Statements.)

 No. 99     Report of the Independent Auditors KPMG Peat Marwick LLP dated
            June 14, 1996; Statements of Assets Available for Plan Benefits of Mercantile Bancorporation Inc. Horizon Investment and
            Savings Plan and Trust as of December 31, 1995 and 1994; Statements of Changes in Assets Available For Plan Benefits for the years then ended; and the Notes and Schedules thereto.

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

               No. 10-2 The Mercantile Bancorporation Inc. Executive Incentive Compensation Plan, filed as Appendix C to Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, is incorporated herein by references.

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

               No. 13 Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995.

               No. 21         Subsidiaries of the Registrant as of February
                              29, 1996.

               No. 23         Consent of KPMG Peat Marwick LLP.

               No. 23-1 Consent of KPMG Peat Marwick LLP (relating to report dated June 14, 1996, Mercantile Bancorporation Inc. Horizon Investment and Savings Plan and Trust financial statements)

               No. 24         Power of Attorney (on signature page).

               No. 27         Financial Data Schedule.

               No. 99 Report of the Independent Auditors KPMG Peat Marwick LLP dated June 14, 1996; Statements of Assets Available for Plan Benefits of the Mercantile Bancorporation Inc. Horizon Investment and Savings Plan and Trust as of December 31, 1995 and 1994; Statements of Changes in Assets Available for Plan Benefits for the years then ended; and the Notes and Schedules thereto.

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




                                       MERCANTILE BANCORPORATION INC.
                                              (Registrant)



Date:  June 28, 1996                   By: s/JOHN Q. ARNOLD
      --------------------                -------------------------------------
                                          John Q. Arnold
                                          Senior Executive Vice President
                                          and Chief Financial Officer

                                   EXHIBIT INDEX
                                   -------------

EXHIBIT NO.
- -----------

  No. 23-1   Consent of KPMG Peat Marwick LLP (relating to report dated
             June 14, 1996, Mercantile Bancorporation Inc. Horizon
             Investment and Savings Plan and Trust Financial Statements.)

  No. 99     Report of the Independent Auditors KPMG Peat Marwick LLP dated
             June 14, 1996; Statements of Assets Available for Plan
             Benefits of the Mercantile Bancorporation Inc. Horizon
             Investment and Savings Plan and Trust as of December 31, 1995 and 1994; Statements of Changes in Assets Available for Plan
             Benefits for the years then ended; and the Notes and Schedules thereto.