Form 10-Q
period 1996-06-30
MERCANTILE BANCORPORATION INC
filed 1996-08-07
CIK 64907

===============================================================================

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED JUNE 30, 1996    COMMISSION FILE NUMBER 1-11792

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

                             X
                           -----            ------
                            YES               NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $5.00 PAR VALUE, 59,935,832 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON JULY 31, 1996.

===============================================================================

                                     INDEX

                         PART I--FINANCIAL INFORMATION
                                                                                                                PAGE NO.
                                                                                                                --------
Item 1-- Financial Statements of Mercantile Bancorporation Inc. and Subsidiaries

    Consolidated Statement of Income
    Three months and six months ended June 30, 1996 and 1995                                                       3

    Consolidated Balance Sheet
    June 30, 1996 and 1995, and December 31, 1995                                                                  4

    Consolidated Statement of Changes in Shareholders' Equity
    Six months ended June 30, 1996 and 1995                                                                        5

    Consolidated Statement of Cash Flows
    Six months ended June 30, 1996 and 1995                                                                        6

    Notes to Consolidated Financial Statements                                                                     7

Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations                     8

                          PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K                                                                          21

Signature                                                                                                         22

Exhibit Index                                                                                                     23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30                         JUNE 30
                                                                  1996            1995            1996            1995
                                                                  ----            ----            ----            ----

        INTEREST INCOME

          Interest and fees on loans and leases                 $259,105        $251,438        $516,149        $498,187
          Investments in debt and equity securities
            Trading                                                   46             108             141             271
            Taxable                                               61,185          56,438         118,783         112,427
            Tax-exempt                                             5,580           6,265          11,468          12,897
                                                                --------        --------        --------        --------
              Total Investments in Debt and Equity
                 Securities                                       66,811          62,811         130,392         125,595
          Due from banks--interest bearing                           940             215           1,770             559
          Federal funds sold and repurchase agreements             3,476           4,636           7,261           8,955
                                                                --------        --------        --------        --------
              Total Interest Income                              330,332         319,100         655,572         633,296

        INTEREST EXPENSE
          Interest bearing deposits                              125,810         118,488         254,695         225,869
          Foreign deposits                                         2,121           3,310           4,622           6,506
          Short-term borrowings                                   15,757          21,689          29,871          45,588
          Bank notes                                               3,937           4,087           7,909           5,757
          Long-term debt                                           5,985           6,129          12,017          12,266
                                                                --------        --------        --------        --------
              Total Interest Expense                             153,610         153,703         309,114         295,986
                                                                --------        --------        --------        --------

              NET INTEREST INCOME                                176,722         165,397         346,458         337,310
        PROVISION FOR POSSIBLE LOAN LOSSES<F1>                    10,638           6,683          43,806          20,673
                                                                --------        --------        --------        --------

              NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES                         166,084         158,714         302,652         316,637

        OTHER INCOME
          Trust                                                   20,749          17,594          40,103          34,311
          Service charges                                         19,905          18,820          39,177          37,320
          Credit card fees                                         8,130           4,698           9,579          11,767
          Securitization revenue                                   3,325           4,523           7,827           4,523
          Mortgage banking                                         2,252           2,340           5,372           4,418
          Investment banking and brokerage                         3,216           2,873           6,359           5,177
          Securities gains (losses)<F1>                               98           2,152          (2,858)          2,098
          Other                                                   20,482          11,910          31,882          27,997
                                                                --------        --------        --------        --------
              Total Other Income                                  78,157          64,910         137,441         127,611

        OTHER EXPENSE
          Salaries                                                62,841          57,444         125,573         115,192
          Employee benefits                                       15,895          13,748          32,419          28,543
          Net occupancy                                            9,599           8,970          19,341          17,866
          Equipment                                               12,158          10,771          23,732          21,266
          Other<F1>                                               42,831          44,355         125,029          88,347
                                                                --------        --------        --------        --------
              Total Other Expense                                143,324         135,288         326,094         271,214
                                                                --------        --------        --------        --------
              INCOME BEFORE INCOME TAXES                         100,917          88,336         113,999         173,034
        INCOME TAXES(1)                                           35,841          30,449          44,358          59,714
                                                                --------        --------        --------        --------
              NET INCOME                                        $ 65,076        $ 57,887        $ 69,641        $113,320
                                                                ========        ========        ========        ========

        PER COMMON SHARE DATA

          Average shares outstanding                          62,780,375      60,670,296      62,916,388      60,721,829
          Net income<F2>                                           $1.04            $.95           $1.10           $1.86
          Dividends declared                                         .41             .33             .82             .66

<F1> Includes the following nonrecurring merger-related amounts:
              Provision for possible loan losses                                                $ 10,851        $     --
              Other income (securities losses)                                                    (3,082)             --
              Other expense                                                                       41,678              --
              Income tax benefit                                                                 (15,599)             --
                                                                                                --------        --------
                Impact on Net Income                                                            $(40,012)       $     --
                                                                                                ========        ========

<F2> Earnings per common share is calculated by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)
                                                                                        JUNE 30          DEC. 31          JUNE 30
                                                                                         1996             1995             1995
                                                                                        -------          -------          -------
ASSETS
    Cash and due from banks                                                           $   840,848      $ 1,112,088      $   775,953
    Due from banks--interest bearing                                                       64,857           51,056            2,228
    Federal funds sold and repurchase agreements                                          209,502          271,098          458,895
    Investments in debt and equity securities
      Trading                                                                                 255            3,677            5,123
      Available-for-sale                                                                4,428,289        4,207,079          740,821
      Held-to-maturity (Estimated fair value
        of $3,475,633 at June 30, 1995)                                                        --               --        3,453,263
                                                                                      -----------      -----------      -----------
          Total Investments in Debt and Equity Securities                               4,428,544        4,210,756        4,199,207
    Loans held-for-sale                                                                    66,470           94,877           38,721
    Loans and leases, net of unearned income                                           11,881,145       11,636,010       11,339,603
                                                                                      -----------      -----------      -----------
          Total Loans and Leases                                                       11,947,615       11,730,887       11,378,324
    Reserve for possible loan losses                                                     (205,687)        (201,780)        (200,987)
                                                                                      -----------      -----------      -----------
          Net Loans and Leases                                                         11,741,928       11,529,107       11,177,337
    Bank premises and equipment                                                           318,390          309,070          297,091
    Due from customers on acceptances                                                       6,309            2,622            2,711
    Other assets                                                                          427,451          442,244          360,918
                                                                                      -----------      -----------      -----------
          Total Assets                                                                $18,037,829      $17,928,041      $17,274,340
                                                                                      ===========      ===========      ===========

LIABILITIES
    Deposits
      Non-interest bearing                                                            $ 2,567,425      $ 2,075,579      $ 1,913,944
      Interest bearing                                                                 11,668,483       11,429,511       10,945,151
      Foreign                                                                              97,362          209,170          192,715
                                                                                      -----------      -----------      -----------
          Total Deposits                                                               14,333,270       13,714,260       13,051,810
    Federal funds purchased and repurchase agreements                                   1,108,416        1,552,945        1,356,655
    Other short-term borrowings                                                           163,554          210,791          589,372
    Bank notes                                                                            275,000          250,000          250,000
    Long-term debt                                                                        311,772          325,607          319,567
    Bank acceptances outstanding                                                            6,309            2,622            2,711
    Other liabilities                                                                     232,703          232,229          204,169
                                                                                      -----------      -----------      -----------
          Total Liabilities                                                            16,431,024       16,288,454       15,774,284

Commitments and contingent liabilities                                                         --               --               --

                                                    JUNE 30     DEC. 31     JUNE 30
                                                      1996        1995        1995
                                                    -------     -------     -------

SHAREHOLDERS' EQUITY
    Preferred stock--no par value
      Shares authorized                               5,000       5,000       5,000
      Shares issued and outstanding                      --          15          15            --           12,153           12,153
    Common stock--$5.00 par value
      Shares authorized                             100,000     100,000     100,000
      Shares issued                                  63,279      63,887      61,578       316,394          319,434          307,890
    Capital surplus                                                                       233,725          283,288          244,796
    Retained earnings                                                                   1,083,683        1,085,269          964,784
    Treasury stock, at cost                             606       1,380         828       (26,997)         (60,557)         (29,567)
                                                                                      -----------      -----------      -----------
          Total Shareholders' Equity                                                    1,606,805        1,639,587        1,500,056
                                                                                      -----------      -----------      -----------
          Total Liabilities and Shareholders'
            Equity                                                                    $18,037,829      $17,928,041      $17,274,340
                                                                                      ===========      ===========      ===========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
($ IN THOUSANDS)
                                                COMMON STOCK
                                           ----------------------                                                          TOTAL
                                           OUTSTANDING               PREFERRED     CAPITAL      RETAINED      TREASURY SHAREHOLDERS'
                                             SHARES       DOLLARS      STOCK       SURPLUS      EARNINGS       STOCK      EQUITY
                                           -----------    -------    ---------     -------      --------      -------- ------------

BALANCE AT DECEMBER 31, 1994, AS
  RESTATED                                 59,883,249     $299,885    $ 12,153     $230,940    $  868,666    $  (2,954)  $1,408,690
Net income                                                                                        113,320                   113,320
Common dividends declared:
  Mercantile Bancorporation Inc.--$.66
    per share                                                                                     (31,998)                  (31,998)
  Pooled companies prior to acquisition                                                            (7,753)                   (7,753)
Preferred dividends declared                                                                         (510)                     (510)
Issuance of common stock:
  Acquisition of Wedge Bank                   969,954        4,850                    1,649         7,314                    13,813
  Employee incentive plans                    236,860        1,174                    2,979                         67        4,220
  Convertible notes                           331,075        1,655                    6,935                                   8,590
Net fair value adjustment for
  available-for-sale securities                                                                    15,745                    15,745
Purchase of treasury stock                   (736,100)                                                         (26,680)     (26,680)
Pre-merger transactions of pooled
  companies and other                          65,007          326                    2,293                                   2,619
                                           ----------     --------    --------     --------    ----------    ---------   ----------
BALANCE AT JUNE 30, 1995                   60,750,045     $307,890    $ 12,153     $244,796    $  964,784    $ (29,567)  $1,500,056
                                           ==========     ========    ========     ========    ==========    =========   ==========

BALANCE AT DECEMBER 31, 1995, AS
  RESTATED                                 62,506,536     $319,434    $ 12,153     $283,288    $1,085,269    $ (60,557)  $1,639,587
Net income                                                                                         69,641                    69,641
Common dividends declared--$.82 per
  share                                                                                           (51,598)                  (51,598)
Preferred dividends declared                                                                         (408)                     (408)
Redemption of preferred stock                                          (12,153)                      (531)                  (12,684)
Issuance of common stock in acquisitions
  of:
  Metro Savings Bank, F.S.B.                  197,902                                    57            14        8,983        9,054
  Security Bank of Conway, F.S.B.             321,964                                    75                     14,614       14,689
  First Sterling Bancorp, Inc.                521,417        2,607                    1,876        13,772                    18,255
Issuance of common stock for employee
  incentive plans                             177,521          822                     (769)                       534          587
Net fair value adjustment for
  available-for-sale securities                                                                   (32,476)                  (32,476)
Purchase of treasury stock                 (1,050,000)                                                         (47,678)     (47,678)
Reissuance and retirement of treasury
  stock                                                     (6,458)                 (50,708)                    57,166           --
Other                                          (2,299)         (11)                     (94)                       (59)        (164)
                                           ----------     --------    --------     --------    ----------    ---------   ----------
BALANCE AT JUNE 30, 1996                   62,673,041     $316,394    $     --     $233,725    $1,083,683    $ (26,997)  $1,606,805
                                           ==========     ========    ========     ========    ==========    =========   ==========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(THOUSANDS)
                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                          1996             1995
                                                                                          ----             ----

        OPERATING ACTIVITIES
          Net income                                                                  $    69,641       $  113,320
          Adjustments to reconcile net income to net cash provided by operating activities
              Provision for possible loan losses                                           43,806           20,673
              Depreciation and amortization                                                20,111           18,917
              Provision for deferred income taxes                                           5,483            1,467
              Net change in loans held-for-sale                                            28,407          (17,338)
              Net change in accrued interest receivable                                    (3,738)           1,776
              Net change in accrued interest payable                                      (20,055)          18,804
              Other, net                                                                   64,635            4,574
                                                                                      -----------       ----------
                Net Cash Provided by Operating Activities                                 208,290          162,193
        INVESTING ACTIVITIES
          Investments in debt and equity securities, other than trading securities
              Purchases                                                                (1,072,571)        (547,049)
              Proceeds from maturities                                                    830,410          681,283
              Proceeds from sales of available-for-sale securities                         61,904           47,245
          Net change in loans and leases                                                 (229,357)        (772,522)
          Purchases of loans and leases                                                   (14,558)         (93,521)
          Proceeds from sales of loans and leases                                         139,575          489,762
          Purchases of premises and equipment                                             (33,369)         (31,044)
          Proceeds from sales of premises and equipment                                     6,573            2,204
          Proceeds from sales of foreclosed property                                       15,454            8,889
          Cash and cash equivalents from acquisitions, net of cash paid                    41,782            8,362
          Other, net                                                                         (876)          (3,883)
                                                                                      -----------       ----------
                Net Cash Used by Investing Activities                                    (255,033)        (210,274)
        FINANCING ACTIVITIES
          Net change in non-interest bearing, savings, interest bearing demand
              and money market deposit accounts                                           526,051         (393,433)
          Net change in time certificates of deposit under $100,000                      (224,251)         214,781
          Net change in time certificates of deposit $100,000 and over                    (49,530)         119,511
          Net change in other time deposits                                               198,148          101,353
          Net change in foreign deposits                                                 (111,808)         (26,420)
          Net change in short-term borrowings                                            (512,062)          79,394
          Issuance of bank notes                                                           25,000          150,000
          Issuance of long-term debt                                                        2,000           13,746
          Principal payments on long-term debt                                            (13,849)         (15,713)
          Cash dividends paid                                                             (52,006)         (40,261)
          Proceeds from issuance of common stock                                              541            1,482
          Purchase of treasury stock                                                      (47,678)         (26,680)
          Redemption of preferred stock                                                   (12,684)              --
          Other, net                                                                         (164)             465
                                                                                      -----------       ----------
                Net Cash Provided (Used) by Financing Activities                         (272,292)         178,225
                                                                                      -----------       ----------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (319,035)         130,144
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,434,242        1,106,933
                                                                                      -----------       ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 1,115,207       $1,237,077
                                                                                      ===========       ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The consolidated financial statements include all adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods and are of a normal recurring nature.

NOTE 2

Effective January 2, 1996, Mercantile Bancorporation Inc. (``Corporation'' or ``Mercantile'') acquired Hawkeye Bancorporation (``Hawkeye''), a $2 billion-asset holding company headquartered in Des Moines, Iowa. The Hawkeye acquisition was accounted for as a pooling-of-interests. The historical consolidated financial statements have been restated to reflect this transaction.

Net income and net income per common share for Mercantile and Hawkeye prior to restatement were as follows:

                                           (THOUSANDS EXCEPT PER
                                             COMMON SHARE DATA)
                                       THREE MONTHS      SIX MONTHS
                                           ENDED            ENDED
                                         JUNE 30,         JUNE 30,
                                           1995             1995
                                       ------------      ----------
MERCANTILE
Net income                                $52,359          $102,062
Net income per common share                   .99              1.92

HAWKEYE
Net income                                  5,528            11,258
Net income per common share                   .41               .83

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.
- ----------------------------------------------------------------------------------------------------------------------------------
EXHIBIT 1
HIGHLIGHTS<F1>
                                                              SECOND QUARTER                              SIX MONTHS
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)       1996            1995        CHANGE         1996            1995        CHANGE
- ----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
    Net income                                       $ 1.04          $  .95       9.5%          $ 1.10          $ 1.86     (40.9)%
    Dividends declared                                  .41             .33      24.2              .82             .66      24.2
    Book value at June 30                             25.64           24.49       4.7            25.64           24.49       4.7
    Market price at June 30                          44 1/2          44 7/8       (.8)          44 1/2          44 7/8       (.8)
- ----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS AND SELECTED RATIOS
EXCLUDING NONRECURRING MERGER-RELATED
EXPENSE<F2>
    Net income                                      $65,076         $57,887      12.4%        $109,653        $113,320      (3.2)%
    Net income per common share                        1.04             .95       9.5             1.74            1.86      (6.5)

    Return on assets                                   1.43%           1.35%                      1.22%           1.32%
    Return on equity                                  16.15           15.64                      13.35           15.50
    Efficiency ratio                                  55.41           57.68                      57.50           57.27
    Other expense to average assets                    3.15            3.14                       3.15            3.17
- ----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS<F3>
    Taxable-equivalent net interest income         $180,490        $169,627       6.4%        $354,147        $345,945       2.4%
    Tax-equivalent adjustment                         3,768           4,230     (10.9)           7,689           8,635     (11.0)
    Net interest income                             176,722         165,397       6.8          346,458         337,310       2.7
    Provision for possible loan losses               10,638           6,683      59.2           43,806          20,673        --
    Other income                                     78,157          64,910      20.4          137,441         127,611       7.7
    Other expense                                   143,324         135,288       5.9          326,094         271,214      20.2
    Income taxes                                     35,841          30,449      17.7           44,358          59,714     (25.7)
    Net income                                       65,076          57,887      12.4           69,641         113,320     (38.5)
- ----------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA<F3>
    Return on assets                                   1.43%           1.35%                       .77%           1.32%
    Return on equity                                  16.15           15.64                       8.48           15.50
    Efficiency ratio                                  55.41           57.68                      66.33           57.27
    Other expense to average assets                    3.15            3.14                       3.62            3.17

    Net interest rate margin                           4.34            4.28                       4.29            4.38

    Equity to assets                                                                              8.91            8.68
    Tier I capital to risk-adjusted assets                                                       11.88           12.13
    Total capital to risk-adjusted assets                                                        14.95           15.33
    Leverage                                                                                      8.18            8.26

    Reserve for possible loan losses to
      outstanding loans                                                                           1.72            1.77
    Reserve for possible loan losses to
      non-performing loans                                                                      322.71          431.32
    Non-performing assets to outstanding
      loans and foreclosed assets                                                                  .60             .54

    Banks                                                                                           62              74
    Banking offices                                                                                435             422
    Full-time equivalent employees                                                               7,745           7,476
- ----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
    Total assets                                $18,202,129     $17,215,011       5.7%     $18,033,689     $17,112,621       5.4%
    Earning assets                               16,640,147      15,863,294       4.9       16,525,407      15,802,073       4.6
    Loans and leases                             11,855,159      11,267,705       5.2       11,826,764      11,187,492       5.7
    Deposits                                     14,746,270      13,504,748       9.2       14,333,830      13,372,543       7.2
    Shareholders' equity                          1,611,884       1,480,060       8.9        1,643,331       1,462,516      12.4
- ----------------------------------------------------------------------------------------------------------------------------------

<F1> All previously reported financial information has been restated to reflect the January 2, 1996 merger with Hawkeye Bancorporation, which was accounted for as a pooling-of-interests.

<F2> Nonrecurring merger-related expense reduced net income and net income per common share by $40,012,000 and $.63, respectively, in the first quarter of 1996.

<F3> Includes nonrecurring merger-related expense noted in (2) above.
- ----------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY

   Net income for Mercantile Bancorporation Inc. (``Corporation'' or ``Mercantile'') for the second quarter of 1996 was $65,076,000, a 12.4% improvement from the $57,887,000 earned in the same period a year ago. On a per common share basis, net income was $1.04, up 9.5% from the $.95 earned in last year's second quarter. Return on assets improved to 1.43% in the second quarter compared with 1.35% last year, while return on average equity was 16.15% versus 15.64% in 1995.

   For the first half of 1996, reported net income was $69,641,000, a decline of 38.5% from the $113,320,000 earned last year, and on a per common share basis was $1.10 versus $1.86 recorded in the first half of 1995. However, in the first quarter of 1996 the Corporation recorded nonrecurring merger-related amounts which reduced net income and net income per common share by $40,012,000 and $.63, respectively. Excluding these merger-related items, net income was $109,653,000 or $1.74 per common share, declines of 3.2% and 6.5% from the comparable first half of 1995 figures.

   Two additional items negatively impacted earnings for the first half of 1996. In the first quarter of 1996, $10,000,000 was added to the provision for loan losses to substantially cover an $11,000,000 loan charge-off to a specialty retailer that declared bankruptcy in late 1995, thereby reducing earnings per common share by $.10. Second, the co-branded credit card launched in May 1995 by SBC Communications Inc. (``SBC'') and Mercantile has negatively impacted earnings per common share this year. While market acceptance of the co-branded card has surpassed expectations, cardholder performance has differed from original forecasts. Even though the co-branded card product was not profitable in the second quarter of 1996, steps were taken in the current quarter which significantly improved its financial performance in comparison with the first quarter of 1996.

   All prior year figures have been restated to include the pre-acquisition accounts and results of operations of Hawkeye Bancorporation (``Hawkeye''), a bank holding company with assets totaling $2 billion, headquartered in Des Moines, Iowa. Hawkeye was merged with Mercantile on January 2, 1996 in a transaction accounted for as a pooling-of-interests.

- ---------------------------------------------------------------------------------------------------------------------------------
EXHIBIT 2
ACQUISITIONS
($ IN THOUSANDS)
                                                                                               CONSIDERATION
                                                                                              ----------------        ACCOUNTING
                                             DATE                ASSETS       DEPOSITS        CASH      SHARES          METHOD
                                             ----                ------       --------        ----      ------        ----------
   ACQUISITIONS COMPLETED
   Metro Savings Bank, F.S.B.            Mar. 7, 1996          $   80,857    $   73,843      $    5     197,902       Purchase
   Security Bank of Conway, F.S.B.       Feb. 9, 1996             102,502        89,697           1     321,964       Purchase
   Hawkeye Bancorporation                Jan. 2, 1996           1,978,540     1,739,811          80   7,892,196       Pooling
   First Sterling Bancorp, Inc.          Jan. 2, 1996             167,610       147,588           1     521,417       Pooling<F1>
   Southwest Bancshares, Inc.            Aug. 1, 1995             187,701       155,628           1     674,975       Pooling<F1>
   AmeriFirst Bancorporation, Inc.       Aug. 1, 1995             155,521       130,179           1     661,356       Pooling<F1>
   Plains Spirit Financial Corporation   July 7, 1995             400,754       276,887       6,697   1,301,180       Purchase
   TCBankshares, Inc.                    May 1, 1995            1,422,798     1,217,740          --   4,749,999<F2>   Pooling
   Central Mortgage Bancshares, Inc.     May 1, 1995              654,584       571,105           8   2,537,723       Pooling
   UNSL Financial Corp                   Jan. 3, 1995             508,346       380,716          11   1,578,107       Pooling
   Wedge Bank                            Jan. 3, 1995             195,716       152,865           1     969,954       Pooling<F1>

   ACQUISITIONS PENDING
   Peoples State Bank                    3rd Qtr. 1996             94,383        74,239          --     325,843<F3>   Purchase
   Today's Bancorp, Inc.                 4th Qtr. 1996            509,538       437,659      <F4>        <F4>         Purchase
   First Financial Corporation of
     America                             4th Qtr. 1996             87,508        75,705      <F5>        <F5>         Purchase

   <F1> The historical financial statements of the Corporation were not restated
        for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of Mercantile.

   <F2> In addition to Mercantile common stock issued, the Corporation assumed, through an exchange, the outstanding, non-convertible preferred stock of TCBankshares, Inc. The preferred stock was redeemed in the first quarter of 1996.

   <F3> Estimated shares to be issued in acquisition.

   <F4> The value of the consideration will total $87,250,000, which includes up to 1,177,066 shares of Mercantile common stock.

   <F5> The value of the consideration will total $14,980,000, which includes up to 258,783 shares of Mercantile common stock.
   ------------------------------------------------------------------------------------------------------------------------------

   Also effective January 2, 1996, Mercantile completed a merger with First Sterling Bancorp, Inc. (``Sterling''), based in Sterling, Illinois. The Sterling transaction met the requirements for treatment as a pooling-of-interests; however, due to the immateriality of Sterling's financial condition and results of operations to those of Mercantile, the historical financial statements of the Corporation were not restated. On February 9, 1996, the Corporation acquired Security Bank of Conway, F.S.B. (``Conway''), located in Conway, Arkansas, and on March 7, 1996, acquired Metro Savings Bank, F.S.B. (``Metro''), headquartered in Wood River, Illinois. The Conway and Metro acquisitions were accounted for as purchases; accordingly, the results of operations were included in the Consolidated Financial Statements from the respective acquisition dates.
   Exhibit 2 details acquisitions completed during 1995 and 1996 as well as three announced and pending acquisitions.

   Net interest income increased 6.8% to $176,722,000 for the second quarter of 1996 and was up 2.7% to $346,458,000 for the first six months of 1996. The net interest rate margin was 4.34% this quarter compared with 4.23% in the first quarter and 4.28% for the second quarter of 1995, while the year-to-date margin was 4.29% compared with 4.38% last year. Average earning assets for the first half of 1996 of $16.5 billion were 4.6% higher than the $15.8 billion last year, as average loan volume increased by 5.7%. This loan growth was funded through an increase in average core deposits.

   Other income was $78,157,000 for the second quarter of 1996, an increase of $13,247,000 or 20.4% from a year ago. Included in other income for the current quarter was a $10,000,000 gain on the transfer of the Corporation's merchant processing business. Also included in other income during the second quarter of 1996 was a $4,000,000 reimbursement for start-up costs Mercantile incurred in conjunction with the company's co-branded credit card program. The fundamental terms of the program have not been altered and comparable reimbursements will be received in the third and fourth quarters of 1996.

   For the first six months of 1996, other income was $137,441,000, an increase of $9,830,000 or 7.7% from last year. Included in 1996's first quarter was $3,082,000 in nonrecurring merger-related securities losses, while the first quarter of 1995 included a $5,155,000 gain on the sale of the Corporation's interest in a joint venture that provided the St. Louis market with ATM switching capabilities and $1,730,000 in equity security gains. Trust fees, service charges, investment banking and brokerage fees, letters of credit fees and mortgage banking income were all strong in 1996 when compared with last year.

   Second quarter non-interest expenses were $143,324,000 compared with $135,288,000 last year, an increase of 5.9%, and year-to-date were $326,094,000, up 20.2%. Non-interest expenses in the first quarter of 1996 included $41,678,000 in nonrecurring merger-related costs. Excluding merger costs, the year-to-date efficiency ratio was 57.50% compared with 57.27% last year, and the other expense to average assets ratio improved to 3.15% from 3.17% the prior year. On April 3, 1996, the Corporation announced plans to reduce its bank charters during the next year by approximately 80% through consolidations in order to achieve greater operational efficiencies. During the second quarter of 1996, two consolidation transactions were completed which reduced 12 bank charters into two charters. The exact cost savings associated with these consolidations is not known at this time, however, having fewer legal charters will lower administrative costs, accelerate the deployment of technology and allow staff more time to serve customers.

   The provision for possible loan losses for the second quarter of 1996 was $10,638,000 compared with $6,683,000 the prior year, and was $43,806,000 for the first six months of 1996 compared with $20,673,000 in 1995. In addition to the $10,851,000 in nonrecurring first quarter merger-related provision, $10,000,000 was recorded to offset a charge-off on a specialty retailer credit as previously discussed. Net charge-offs for the first six months of 1996 and 1995 were $42,037,000 and $25,662,000, respectively, and on an annualized basis were .71% of average loans compared with .46% last year. Excluding the 1996 specialty retailer charge-off discussed above, the year-to-date ratio of net charge-offs to average loans for 1996 was .52% and consisted largely of credit card losses. At June 30, 1996, the reserve for possible loan losses was $205,687,000 and provided coverage of 322.71% of non-performing loans compared with 245.18% at year-end and 431.32% last
   June 30.

   Non-performing loans as of June 30, 1996 were $63,738,000 or .53% of total loans compared with the restated figures of $82,299,000 or .70% at year-end 1995, and $46,598,000 or .41% at June 30, 1995. Foreclosed assets declined to $8,061,000 compared with $12,591,000 at year's end and $15,159,000 last
   June 30.

   Consolidated assets of $18.0 billion were up 4.4% from a year ago. Core deposits increased by 11.1% to $13.3 billion, loans were $11.9 billion, up 5.0% from last year, and shareholders' equity of $1.6 billion was 7.1% higher than at June 30, 1995. Tier I capital to risk-adjusted assets was 11.88% compared with 12.13% last year, while Total capital to risk-adjusted assets at June 30, 1996 and 1995 was 14.95% and 15.33%, respectively. Tangible equity to assets was 8.32% at this quarter's end compared to 8.58% at year-end 1995 and 8.19% at June 30, 1995.

   The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial condition of the Corporation for the first half and second quarter of 1996.

NET INTEREST INCOME

   Net interest income for the second quarter of 1996 was $176,722,000, a 6.8% increase from the $165,397,000 earned last year, and for the first six months of 1996 was $346,458,000, $9,148,000 or 2.7% higher than last year.
   For the quarter, the net interest rate margin was 4.34% compared with 4.28% last year, while the year-to-date 1996 margin was 4.29%, down from 4.38% in last year's first six months. Factors contributing to the lower net interest rate margin in the first half of 1996 included the May 1995 credit card securitization and continued competitive pricing for both loans and deposits, partially offset by the benefits derived from repricing the co-branded credit card loan portfolio and from higher levels of non-interest bearing funds in the current year.

   Year-to-date average loans grew by $639,272,000 or 5.7% while investment securities grew 2.0%, as funding from core deposit growth outpaced loan growth. In December 1995, the Corporation redesignated the entire investment portfolio as available-for-sale, as allowed by the Financial Accounting Standards Board. Short-term investments are primarily used for short-term excess liquidity or balancing the interest rate sensitivity of the Corporation, and on average decreased by .2% during the first half of 1996.

   Average commercial loans for the six month period grew by $157,955,000 or 5.5%, while average commercial real estate mortgage and construction loans increased by $166,163,000 or 7.4%. When the effect of the sale of $225,000,000 in mortgages during the fourth quarter of 1995 is considered, average residential mortgage loans grew by $447,235,000 or 12.3%. Other consumer loans increased on average by $63,756,000 or 3.9% due to growth in indirect auto loans. Excluding the impact of the $400,000,000 in credit card loans securitized during May 1995, credit card loans increased on average by 66.6%. The SBC co-branded credit card added significantly to this growth while the core MasterCard(R) and VISA(R) portfolio declined as planned.

- -------------------------------------------------------------------------------
EXHIBIT 3
LOANS AND LEASES
($ IN THOUSANDS)
                                               JUNE 30
                                         1996            1995            CHANGE
                                         ----            ----            ------
Commercial                           $ 3,113,182     $ 3,082,863           1.0%
Real estate--commercial                2,102,590       1,941,530           8.3
Real estate--construction                286,011         347,245         (17.6)
Real estate--residential               3,897,984       3,723,651           4.7
Consumer                               1,707,447       1,638,352           4.2
Credit card loans managed              1,240,401       1,044,683          18.7
Securitized credit card loans           (400,000)       (400,000)           --
                                     -----------     -----------
  Total Loans and Leases             $11,947,615     $11,378,324           5.0
                                     ===========     ===========
- -------------------------------------------------------------------------------

   Average core deposits increased by $854,134,000 or 6.9% in the first six months of 1996. Mercantile was substantially core funded at 91.81% of total deposits and 79.63% of earning assets. Changes in average core deposits for the past six quarters are shown in the Consolidated Quarterly Average Balance Sheet on Pages 19 and 20 of this report.

   Average non-interest bearing deposits increased by $181,892,000 or 8.3% through the first six months of 1996. The United States Government is a significant cash management customer of Mercantile Bank of St. Louis N.A.
   and pays for services rendered via compensating balances. In response to the lack of an approved fiscal 1996 federal government budget, the Government withdrew all balances from the Corporation in November 1995 to help finance its funding requirements. The withdrawal reduced average balances during the first quarter by approximately $400,000,000. The funds were redeposited with Mercantile Bank of St. Louis N.A. on April 9, 1996 and compensation via balances will be made for the period of time the balances were missing.

   Year-to-date average short-term borrowings decreased by $339,840,000, due primarily to the credit card securitization, the growth in core deposits, an increase in bank note funding and the return of the U.S. Government deposits. Average shareholders' equity grew by $180,815,000 or 12.4%, due largely to net earnings retained and stock issued in acquisitions.

   The results discussed above are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on Pages 19 and 20.

OTHER INCOME

   Non-interest income increased 20.4% during the second quarter of 1996 to $78,157,000, and for the six months ended June 30, 1996 was $137,441,000 compared with $127,611,000 a year ago, an improvement of 7.7%.

- ------------------------------------------------------------------------------------------------------------------------
EXHIBIT 4
OTHER INCOME
($ IN THOUSANDS)
                                                         SECOND QUARTER                            SIX MONTHS
                                                  1996        1995        CHANGE         1996         1995       CHANGE
                                                  ----        ----        ------         ----         ----       ------
   Trust                                         $20,749     $17,594       17.9%       $ 40,103    $ 34,311       16.9%
   Service charges                                19,905      18,820        5.8          39,177      37,320        5.0
   Credit card fees                                8,130       4,698       73.1           9,579      11,767      (18.6)
   Securitization revenue                          3,325       4,523      (26.5)          7,827       4,523       73.0
   Mortgage banking                                2,252       2,340       (3.8)          5,372       4,418       21.6
   Investment banking and brokerage                3,216       2,873       11.9           6,359       5,177       22.8
   Letters of credit fees                          1,781       1,325       34.4           3,796       2,843       33.5
   Securities gains                                   98       2,152      (95.4)            224       2,098      (89.3)
   Nonrecurring merger-related securities
    losses                                            --          --         --          (3,082)         --         --
   Other                                          18,701      10,585       76.7          28,086      25,154       11.7
                                                 -------     -------                   --------    --------
     Total Other Income                          $78,157     $64,910       20.4        $137,441    $127,611        7.7
                                                 =======     =======                   ========    ========
   ---------------------------------------------------------------------------------------------------------------------

   During the second quarter of 1996, the Corporation recorded a $10,000,000 gain on the transfer of its merchant processing business and received a $4,000,000 reimbursement for co-branded credit card start-up costs. The first quarter of 1996 was negatively impacted by securities losses of $3,082,000 incurred by recently acquired banks in investment portfolio restructurings. During the first quarter of 1995, the Corporation recorded a gain of $5,155,000 on the sale of its interest in a joint venture that provides ATM switching capabilities in the Midwest region and $1,730,000 in equity security gains. Excluding these one-time items, total non-interest income was up 4.8% on a year-to-date basis.

   Trust fees have been the largest source of non-interest income in 1996, and were $40,103,000 compared with $34,311,000 during 1995, an increase of 16.9%. Personal trust fees earned by Mercantile Trust Company N.A. were the largest source of trust revenue and increased 25.0% from last year. Income from Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, rose by 32.7%. Mississippi Valley Advisors Inc. manages eleven proprietary mutual funds--the ARCH funds, which had assets of $2.3 billion at June 30, 1996 compared with $1.8 billion a year earlier, a growth of 27.3%. Increases in the value of assets managed as well as repricing and successful new business development efforts largely accounted for the growth in trust fees.

   Second quarter service charge income of $19,905,000 was $1,085,000 or 5.8% higher than last year's second quarter, and increased 5.0% for the first six months of 1996. The increase in deposit service charges was due largely to selective fee increases and enhanced pricing of low-balance, high-transaction accounts.

   Year-to-date mortgage banking income increased by $954,000 or 21.6% as servicing revenue and gains on the sale of loans both improved over 1995 levels. Also, $535,000 of the increase was attributable to the additional servicing volume of Mercantile Bank, FSB, previously part of Plains Spirit Financial Corporation (``Plains Spirit''), which was acquired by Mercantile on July 7, 1995 in a purchase transaction. Mortgages serviced totaled $5.7 billion at June 30, 1996 compared to $4.6 billion at June 30, 1995.

   Year-to-date investment banking and brokerage fees were $6,359,000 compared with $5,177,000 last year, an increase of 22.8%; second quarter fees totaled $3,216,000, 11.9% higher than the same period a year earlier. This income is derived from transaction fees for services performed for both individual and corporate customers, including sales of annuities and mutual funds, profits earned on trading positions and foreign exchange revenue. Mercantile Investment Services, Inc., Mercantile's brokerage services subsidiary, has experienced strong growth in fees from sales of investment products throughout the first half of 1996, reflecting market conditions and an increase in sales activity.

   Credit card fee income was $8,130,000 for the second quarter of 1996, a 73.1% increase from the 1995 level. For the first six months of 1996, credit card income was $9,579,000 or 18.6% lower than the comparable 1995 period. The 1996 results included the $4,000,000 co-branded credit card start-up cost reimbursement discussed previously. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders, cardholders' miscellaneous fees and fees charged merchants for processing credit card transactions. Transaction-based rebates paid to SBC co-branded cardholders are netted against credit card fee income; these rebates totaled $12,352,000 in the first six months of 1996 and were insignificant in the first half of 1995. Certain fees relating to the securitized loans were reclassified to securitization revenue starting in the second quarter of 1995. Credit card income related to the merchant processing business, which was transferred late in the second quarter of 1996, represented approximately 30% of total credit card fee income during the first six months of 1996.

   Securitization revenue for the first six months of 1996 was $7,827,000 compared with $4,523,000 last year, and represents amounts accruing to Mercantile on the $400,000,000 in credit card loans securitized in the Mercantile Credit Card Master Trust. For securitized loans, amounts that would otherwise have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue. Because credit losses are absorbed against credit card servicing income over the life of these transactions, such income may vary depending upon the credit performance of the securitized loans. Mercantile acts as servicing agent and receives loan servicing fees equal to two percent per annum of the securitized receivables. As servicing agent, Mercantile continues to provide customer service to collect past due accounts and to provide other services typically performed for its customers. Accordingly, Mercantile's relationship with its credit card customers is not affected by the securitization.

OTHER EXPENSE

   Expenses other than interest expense and the provision for possible loan losses for the second quarter of 1996 were $143,324,000, an increase of 5.9% from the second quarter of 1995. For the first half of 1996, total other expenses were $326,094,000, a 20.2% increase from the 1995 level. Included in other expense in the first quarter of 1996 was $41,678,000 in expenses associated with mergers, largely for investment banking and other professional services, change in control and severance payments, and obsolete equipment write-offs. Other expense also increased as a result of purchase acquisitions for which prior period amounts have not been restated. Excluding nonrecurring merger costs, year-to-date operating expenses increased by 4.9% over 1995, yet declined to 3.15% of average assets compared with 3.17% last year. The efficiency ratio, defined as operating expenses as a percentage of taxable-equivalent net interest income and other income, was 57.50% versus 57.27% last year.

- -------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 5
OTHER EXPENSE
($ IN THOUSANDS)

                                                       SECOND QUARTER                                 SIX MONTHS
                                             1996           1995          CHANGE          1996           1995          CHANGE
                                             ----           ----          ------          ----           ----          ------

   Salaries                                 $ 62,841       $ 57,444           9.4%       $125,573       $115,192           9.0%
   Employee benefits                          15,895         13,748          15.6          32,419         28,543          13.6
                                            --------       --------                      --------       --------
        Total Personnel Expense               78,736         71,192          10.6         157,992        143,735           9.9
   Net occupancy                               9,599          8,970           7.0          19,341         17,866           8.3
   Equipment                                  12,158         10,771          12.9          23,732         21,266          11.6
   Marketing/business development              2,969          3,595         (17.4)          5,288          6,442         (17.9)
   Postage and freight                         5,736          5,071          13.1          11,175          9,759          14.5
   Office supplies                             3,141          3,204          (2.0)          6,471          6,389           1.3
   Communications                              2,720          2,541           7.0           5,419          4,802          12.8
   Legal and professional                      2,573          2,674          (3.8)          5,358          5,360            --
   Credit card                                 3,411          2,645          29.0           7,241          5,251          37.9
   FDIC insurance                              1,285          7,217         (82.2)          2,541         14,424         (82.4)
   Foreclosed property expense                  (554)           131            --            (361)           680            --
   Intangible asset amortization               2,740          2,167          26.4           5,386          4,372          23.2
   Nonrecurring merger-related expense            --             --            --          41,678             --            --
   Other                                      18,810         15,110          24.5          34,833         30,868          12.8
                                            --------       --------                      --------       --------
        Total Other Expense                 $143,324       $135,288           5.9        $326,094       $271,214          20.2
                                            ========       ========                      ========       ========
   RATIOS
      Efficiency ratio                         55.41%         57.68%                        57.50%<F*>     57.27%
      Other expense to average assets           3.15           3.14                          3.15           3.17

   <F*> Excludes nonrecurring merger-related expense.

   ----------------------------------------------------------------------------------------------------------------------------

   Year-to-date salary expenses were 9.0% higher than last year, reflecting the costs of merit increases and employees added in acquisitions accounted for as purchases or poolings without restatement. Benefit costs were up by 13.6% due to the higher costs of most employee benefit programs. In 1996, the Corporation lowered the discount rate used in pension and postretirement actuarial assumptions by one percent, which increased pension expense by 18.6% this year in comparison with 1995.

   Occupancy and equipment costs through June 30, 1996 increased by 10.1% from the prior year, reflecting the costs of maintaining additional offices and an ongoing program of upgrading systems and equipment to further enhance productivity.

   Exhibit 5 details the composition of all other operating expenses. The increases in credit card, communications and postage expenses were due primarily to the costs of servicing SBC co-branded credit card customers. FDIC insurance decreased by 82.4% from last year. Exclusive of insurance premiums assessed on approximately $2.1 billion in thrift deposits insured by the SAIF fund, Mercantile affiliates paid the minimum in FDIC insurance during 1996. Intangible asset amortization increased by $1,014,000 or 23.2%, due primarily to the amortization of the goodwill recorded on the Plains Spirit, Metro and Conway acquisitions.

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for possible loan losses was $205,687,000 or 1.72% of loans outstanding at June 30, 1996 compared with $201,780,000 or 1.72% at year's end and $200,987,000 or 1.77% at June 30, 1995. The reserve coverage of non-performing loans was 322.71% compared with 245.18% at year-end and 431.32% last June 30.

- ---------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 6
RESERVE FOR POSSIBLE LOAN LOSSES
($ IN THOUSANDS)

                                                                 SECOND QUARTER                         SIX MONTHS ENDED
                                                                     JUNE 30                                 JUNE 30
                                                            1996                1995                1996                1995
                                                            ----                ----                ----                ----

   BEGINNING BALANCE                                       $211,608            $217,302            $201,780            $215,849

   PROVISION                                                 10,638               6,683              43,806              20,673

   Charge-offs                                              (20,334)            (15,012)            (52,055)            (33,779)
   Recoveries                                                 3,775               4,014              10,018               8,117
                                                           --------            --------            --------            --------
     NET CHARGE-OFFS                                        (16,559)            (10,998)            (42,037)            (25,662)

   Acquired Reserves                                             --                  --               2,138               2,127

   Transfer to Mercantile Credit Card Master
     Trust                                                       --             (12,000)                 --             (12,000)
                                                           --------            --------            --------            --------
      ENDING BALANCE                                       $205,687            $200,987            $205,687            $200,987
                                                           ========            ========            ========            ========
   LOANS AND LEASES
      June 30 balance                                   $11,947,615         $11,378,324         $11,947,615         $11,378,324
                                                        ===========         ===========         ===========         ===========

      Average balance                                   $11,855,159         $11,267,705         $11,826,764         $11,187,492
                                                        ===========         ===========         ===========         ===========

   RATIOS
      Reserve balance to outstanding loans                     1.72%               1.77%               1.72%               1.77%
      Reserve balance to non-performing loans                322.71              431.32              322.71              431.32
      Net charge-offs to average loans                          .56                 .39                 .71                 .46
      Earnings coverage of net charge-offs                     6.74x               8.64x               3.75x               7.55x

   ------------------------------------------------------------------------------------------------------------------------------

   The year-to-date 1996 provision for possible loan losses was $43,806,000 compared with $20,673,000 last year. The first quarter of 1996 included a nonrecurring merger-related provision of $10,851,000, which was recorded largely to conform the credit policies of the recently acquired entities to those of Mercantile; an additional $10,000,000 in provision was recorded in the first quarter of 1996 to offset an $11,000,000 charge-off of a credit to a St. Louis-based specialty retailer that declared bankruptcy in late 1995.

   The annualized ratio of net charge-offs to average loans for the first six months of 1996 was .71% compared with .46% last year, while the corresponding net charge-off figures were $42,037,000 and $25,662,000, respectively. The $11,000,000 charge-off mentioned above increased the 1996 annualized ratio of net charge-offs to average loans by 19 basis points. Net credit card charge-offs were $27,859,000 in 1996 versus $20,625,000 last year, and represented 6.71% of average credit card loans compared with 5.15% in 1995. Approximately 38% of the 1996 credit card losses was a result of bankruptcy claims. In the second quarter of 1995, $12,000,000 of the Corporation's loan loss reserve was transferred with the securitized loans to the Mercantile Credit Card Master Trust in conjunction with the May 17, 1995 securitization. Excluding credit card net charge-offs and the $11,000,000 nonrecurring loss, net charge-offs were only $3,178,000 or .05% of average loans for the first six months of 1996.

   Mercantile evaluates the reserves of all banks on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of those reserves. Management believes the consolidated reserve of 1.72% of total loans and 322.71% of non-performing loans as of June 30, 1996 was adequate based on the risks identified at such date in the respective portfolios.

NON-PERFORMING ASSETS

   Non-performing loans (non-accrual and renegotiated loans) were $63,738,000 or .53% of total loans outstanding at June 30, 1996 compared with $81,573,000 or .69% at March 31, 1996 and $46,598,000 or .41% at June 30,
   1995. Foreclosed assets at June 30, 1996 were $8,061,000 compared with $10,102,000 at March 31, 1996 and $15,159,000 last year. The ratio of non-performing assets to outstanding loans and foreclosed assets was .60% at June 30, 1996 compared with .77% at March 31, 1996 and .54% last year.

   Non-accrual loans declined by $18,465,000 from the March 31, 1996 level due to a general overall improvement in credit quality and the sale of the Corporation's largest non-accrual loan in the secondary market. In addition, another customer fully paid a $4,500,000 loan that was classified as non-accrual. As of June 30, 1996, Mercantile had only four non-accrual loans with balances in excess of $1,000,000, the largest totaling $2,900,000. As significant, the Corporation held no foreclosed assets with a book value in excess of $700,000 and the three largest have a cumulative book value of less than $2,000,000.

   All loans classified as renegotiated were paying in accordance with their modified terms at June 30, 1996. Loans past due 90 days and still accruing interest consisted largely of credit card loans, consumer loans and residential real estate mortgage loans.

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

- ------------------------------------------------------------------------

EXHIBIT 7
NON-PERFORMING ASSETS
($ IN THOUSANDS)

                                 JUNE 30     DEC. 31     JUNE 30
                                   1996        1995        1995
                                 -------     -------     -------

NON-ACCRUAL LOANS
  Commercial                    $  14,318   $  39,222   $  16,680
  Real estate--commercial          18,837      17,953      13,958
  Real estate--construction           666         342         389
  Real estate--residential         22,012      17,327       9,169
  Consumer                          4,038       4,361       3,329
                                ---------   ---------   ---------
    Total Non-accrual Loans        59,871      79,205      43,525

RENEGOTIATED LOANS                  3,867       3,094       3,073
                                ---------   ---------   ---------
TOTAL NON-PERFORMING LOANS      $  63,738   $  82,299   $  46,598
                                =========   =========   =========
FORECLOSED ASSETS
  Foreclosed real estate        $   6,120   $   9,951   $  12,879
  Other foreclosed assets           1,941       2,640       2,280
                                ---------   ---------   ---------
TOTAL FORECLOSED ASSETS         $   8,061   $  12,591   $  15,159
                                =========   =========   =========
TOTAL NON-PERFORMING ASSETS     $  71,799   $  94,890   $  61,757
                                =========   =========   =========
PAST-DUE LOANS
  (90 DAYS OR MORE)             $  31,492   $  27,242   $  27,137
                                =========   =========   =========
RATIOS
  Non-performing loans to
    outstanding loans                 .53%        .70%        .41%
  Non-performing assets to
    outstanding loans and
    foreclosed assets                 .60         .81         .54
  Non-performing assets to
    total assets                      .40         .53         .36

- ------------------------------------------------------------------------

   At June 30, 1996, shareholders' equity was $1.6 billion, an increase of 7.1% from June 30, 1995. Net earnings retained, as well as stock issued under various employee benefit plans and in acquisitions accounted for as purchases or poolings-of-interests without restatement, increased shareholders' equity. Equity represented 8.91% of assets at June 30, 1996 compared with 8.68% a year ago.

   The parent company's double leverage ratio, which measures the extent to which the equity capital of its subsidiaries is supported by parent company debt rather than equity, decreased to 106.60% at June 30, 1996 from 107.93% at year-end and 108.60% at June 30, 1995. Exhibit 8 details significant capital ratios and intangible assets.

   As interest rates declined during 1995, the Corporation recorded a favorable adjustment to equity of $47,494,000 through December 31, 1995 for the available-for-sale investment securities held. In the first six months of 1996, the net fair value adjustment lowered equity by $32,476,000, due

- ----------------------------------------------------------------------------------------------

EXHIBIT 8
RISK-BASED CAPITAL
($ IN THOUSANDS)

                                            JUNE 30          DEC. 31          JUNE 30
                                              1996             1995             1995
                                          ------------     ------------     ------------

Capital
  Tier I                                    $1,480,007       $1,509,061       $1,414,988
  Total                                      1,862,676        1,890,362        1,787,563

Risk-adjusted assets                        12,455,742       12,352,966       11,660,639

Tier I capital to risk-adjusted
  assets                                         11.88%           12.22%           12.13%
Total capital to risk-adjusted
  assets                                         14.95            15.30            15.33
Leverage                                          8.18             8.54             8.26
Double leverage                                 106.60           107.93           108.60
Long-term debt to total capitalization           16.25            16.57            17.56
Intangible assets                             $115,855         $110,529          $91,962

- ----------------------------------------------------------------------------------------------

   largely to an increase in longer-term interest rates, thus reducing the equity to assets ratio at June 30, 1996 in comparison with year-end.

   During the first six months of 1996, Mercantile repurchased 1,050,000 shares of its common stock via a designated broker dealer at an average cost of $45.41 per share. Some of the stock was reissued in the Conway and Metro acquisitions while some was held for reissuance in conjunction with the 1994 Stock Incentive Plan. The 493,000 remaining treasury shares will be reissued in the Peoples State Bank and Today's Bancorp, Inc. transactions. In conjunction with the acquisition of TCBankshares, Inc. on May 1, 1995, the Corporation assumed, through an exchange, 14,806 shares of preferred stock with a book value of $12,153,000. These preferred shares were redeemed in March 1996.

   On July 11, 1996, the Board of Directors authorized the repurchase of up to 6,000,000 shares of the Corporation's common stock over the next twelve-month period. This authorization is inclusive of shares to be repurchased in connection with the previously announced pending acquisitions and an odd-lot repurchase program to be offered to Mercantile shareholders who own 99 or fewer shares of the Corporation's common stock. During July 1996, Mercantile repurchased 2,748,600 shares of its common stock via registered broker dealers. The current liquidity level and capital ratios of the Corporation allows for the repurchase of these shares to be substantially funded internally.

   On April 25, 1996, the Board of Directors declared a cash dividend of $.41 per common share, which was paid July 1, 1996, representing a 39.42% payout of second quarter 1996 earnings. Book value per common share was $25.64 at June 30, 1996 compared with $24.49 a year earlier, an increase of 4.7%. Public debt ratings of the Corporation and Mercantile Bank of St. Louis N.A. are shown in Exhibit 9.

- -------------------------------------------------------------------------------------------------------------

EXHIBIT 9
DEBT RATINGS

                                                                                THOMSON         STANDARD
                                                   MOODY'S        FITCH        BANKWATCH        & POOR'S
                                                   -------        -----        ---------        --------

   MERCANTILE BANCORPORATION INC.
   Issuer Rating                                                                   B
   Commercial Paper                                                 F1           TBW-1
   7.625% Subordinated Notes, due 2002              Baa1                         BBB+              BBB

   MERCANTILE BANK OF ST. LOUIS N.A.
   Bank Notes                                      A1/P-1                          A
   6.375% Subordinated Notes, due 2004               A3             A             A1              BBB+
   9.000% Mortgage-backed Notes, due 1999           AAA
   Certificates of Deposit                                                       TBW-1           A1/A-2
   Letters of Credit                                                             TBW-1           A1/A-2

   ----------------------------------------------------------------------------------------------------------

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
(THOUSANDS EXCEPT PER COMMON SHARE DATA)

                                                                        1995                                     1996
                                                1ST QTR.       2ND QTR.        3RD QTR.     4TH QTR.    1ST QTR.       2ND QTR.
                                                --------       --------        --------     --------    --------       --------

INTEREST INCOME
  Interest and fees on loans and leases          $246,749       $251,438       $259,097     $263,768     $257,044       $259,105
  Investments in debt and equity securities        62,784         62,811         64,016       62,554       63,581         66,811
  Short-term investments                            4,663          4,851          5,952        5,261        4,615          4,416
                                                 --------       --------       --------     --------     --------       --------
      Total Interest Income                       314,196        319,100        329,065      331,583      325,240        330,332
  Tax-equivalent adjustment                         4,405          4,230          4,125        3,810        3,921          3,768
                                                 --------       --------       --------     --------     --------       --------
      TAXABLE-EQUIVALENT INTEREST INCOME          318,601        323,330        333,190      335,393      329,161        334,100

INTEREST EXPENSE
  Deposits                                        110,577        121,798        130,959      132,529      131,386        127,931
  Borrowed funds                                   31,706         31,905         32,487       28,573       24,118         25,679
                                                 --------       --------       --------     --------     --------       --------
      Total Interest Expense                      142,283        153,703        163,446      161,102      155,504        153,610
                                                 --------       --------       --------     --------     --------       --------
      TAXABLE-EQUIVALENT NET INTEREST INCOME      176,318        169,627        169,744      174,291      173,657        180,490

PROVISION FOR POSSIBLE LOAN LOSSES                 13,990          6,683          8,504        7,353       33,168         10,638

OTHER INCOME
  Trust                                            16,717         17,594         17,831       18,609       19,354         20,749
  Service charges                                  18,500         18,820         19,011       19,077       19,272         19,905
  Credit card fees                                  7,069          4,698          3,855        4,068        1,449          8,130
  Securitization revenue                               --          4,523          8,397       10,085        4,502          3,325
  Mortgage banking                                  2,078          2,340          2,342        4,062        3,120          2,252
  Investment banking and brokerage                  2,304          2,873          3,194        2,995        3,143          3,216
  Securities gains (losses)                           (54)         2,152          1,678          266       (2,956)            98
  Other                                            16,087         11,910         15,697       14,875       11,400         20,482
                                                 --------       --------       --------     --------     --------       --------
      Total Other Income                           62,701         64,910         72,005       74,037       59,284         78,157

OTHER EXPENSE
  Personnel expense                                72,543         71,192         75,805       79,085       79,256         78,736
  Net occupancy and equipment                      19,391         19,741         21,239       22,303       21,316         21,757
  Other                                            43,992         44,355         38,862       45,240       82,198         42,831
                                                 --------       --------       --------     --------     --------       --------
      Total Other Expense                         135,926        135,288        135,906      146,628      182,770        143,324
                                                 --------       --------       --------     --------     --------       --------
TAXABLE-EQUIVALENT INCOME BEFORE INCOME TAXES      89,103         92,566         97,339       94,347       17,003        104,685

INCOME TAXES
  Income taxes                                     29,265         30,449         30,450       33,945        8,517         35,841
  Tax-equivalent adjustment                         4,405          4,230          4,125        3,810        3,921          3,768
                                                 --------       --------       --------     --------     --------       --------
    Adjusted Income Taxes                          33,670         34,679         34,575       37,755       12,438         39,609
                                                 --------       --------       --------     --------     --------       --------
      NET INCOME                                 $ 55,433       $ 57,887       $ 62,764     $ 56,592     $  4,565       $ 65,076
                                                 ========       ========       ========     ========     ========       ========
NET INCOME PER COMMON SHARE                          $.91           $.95           $.99         $.89         $.07          $1.04

SIGNIFICANT RATIOS
  Return on assets                                   1.30%          1.35%          1.41%        1.27%         .10%          1.43%
  Return on equity                                  15.35          15.64          15.75        13.91         1.09          16.15

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)

                                                                                    1995
                                               1ST QTR.                2ND QTR.              3RD QTR.                4TH QTR.
                                           -----------------      -----------------      -----------------      -----------------
                                           VOLUME   RATE<F*>      VOLUME   RATE<F*>      VOLUME   RATE<F*>      VOLUME   RATE<F*>
                                           ------   --------      ------   --------      ------   --------      ------   --------

ASSETS
  Earning Assets
    Loans and leases, net of
     unearned income
      Commercial                        $ 2,802,058  8.67%     $ 2,951,939  8.85%     $ 3,027,078  8.74%     $ 2,994,035  8.66%
      Real estate--commercial             1,905,988  8.75        1,938,588  9.08        2,017,018  9.04        2,070,714  8.99
      Real estate--construction             323,263  8.62          343,408  8.75          331,093  8.99          309,843  9.27
      Real estate--residential            3,570,859  7.83        3,675,443  7.98        4,062,840  8.11        4,023,306  8.15
      Consumer                            1,630,222  8.18        1,629,008  8.55        1,674,574  8.93        1,676,466  8.99
      Credit card                           874,007 16.16          729,319 15.21          715,349 11.95          788,126 13.45
                                        -----------            -----------            -----------            -----------
        Total Loans and Leases           11,106,397  8.93       11,267,705  8.97       11,827,952  8.80       11,862,490  8.93

    Investments in debt and equity
     securities
      Trading                                12,375  5.27            6,907  6.25            4,203  5.42            7,646  5.39
      Taxable                             3,843,721  5.83        3,814,295  5.92        3,842,518  6.03        3,758,841  6.03
      Tax-exempt                            469,011  8.42          456,124  8.12          440,220  8.18          427,748  8.08
                                        -----------            -----------            -----------            -----------
        Total Investments in Debt
          and Equity Securities           4,325,107  6.11        4,277,326  6.16        4,286,941  6.25        4,194,235  6.24
    Short-term investments                  308,670  6.04          318,263  6.10          380,509  6.26          342,903  6.14
                                        -----------            -----------            -----------            -----------
        Total Earning Assets             15,740,174  8.10       15,863,294  8.15       16,495,402  8.08       16,399,628  8.18
  Non-earning assets                      1,268,919              1,351,717              1,343,947              1,374,196
                                        -----------            -----------            -----------            -----------
        Total Assets                    $17,009,093            $17,215,011            $17,839,349            $17,773,824
                                        ===========            ===========            ===========            ===========

LIABILITIES
  Acquired Funds
    Deposits
      Non-interest bearing              $ 2,114,066            $ 2,280,010            $ 2,275,567            $ 2,116,886
      Interest bearing demand             2,217,850  2.08        2,123,323  2.22        2,088,349  2.24        2,133,652  2.22
      Money market accounts               1,736,985  3.70        1,723,328  3.94        1,834,507  4.03        1,902,852  4.06
      Savings                             1,140,850  2.38        1,106,774  2.37        1,102,394  2.36        1,062,972  2.35
      Consumer time certificates
       under $100,000                     4,881,040  4.94        5,011,839  5.41        5,311,979  5.64        5,307,637  5.67
      Other time                            135,037  5.51          139,721  5.69          135,658  5.76           78,808  9.80
                                        -----------            -----------            -----------            -----------
        Total Core Deposits              12,225,828  3.82       12,384,995  4.16       12,748,454  4.34       12,602,807  4.37
      Time certificates $100,000
       and over                             806,918  5.36          912,163  5.88          957,153  5.93          978,293  5.97
      Foreign                               206,123  6.20          207,590  6.38          206,349  6.21          223,291  6.06
                                        -----------            -----------            -----------            -----------
        Total Purchased Deposits          1,013,041  5.53        1,119,753  5.97        1,163,502  5.98        1,201,584  5.99
                                        -----------            -----------            -----------            -----------
        Total Deposits                   13,238,869  3.98       13,504,748  4.34       13,911,956  4.50       13,804,391  4.54
    Short-term borrowings                 1,680,362  5.69        1,465,439  5.92        1,529,304  5.86        1,519,706  4.75
    Bank notes                              106,667  6.26          250,000  6.54          250,000  6.43          250,000  6.24
    Long-term debt                          327,972  7.52          321,633  7.62          341,550  7.09          338,135  7.85
                                        -----------            -----------            -----------            -----------
        Total Acquired Funds             15,353,870  4.30       15,541,820  4.64       16,032,810  4.75       15,912,232  4.67
  Other liabilities                         210,451                193,131                212,413                234,157
SHAREHOLDERS' EQUITY                      1,444,772              1,480,060              1,594,126              1,627,435
                                        -----------            -----------            -----------            -----------
        Total Liabilities and
         Shareholders' Equity           $17,009,093            $17,215,011            $17,839,349            $17,773,824
                                        ===========            ===========            ===========            ===========
SIGNIFICANT RATIOS
    Net interest rate spread                         3.80%                  3.51%                  3.33%                  3.51%
    Net interest rate margin                         4.48                   4.28                   4.12                   4.25

<F*>Taxable-equivalent basis.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)

                                                             1996                              1995                   1996
                                               1ST QTR.                2ND QTR.             SIX MONTHS             SIX MONTHS
                                           -----------------      -----------------      -----------------      -----------------
                                           VOLUME   RATE<F*>      VOLUME   RATE<F*>      VOLUME   RATE<F*>      VOLUME   RATE<F*>
                                           ------   --------      ------   --------      ------   --------      ------   --------

ASSETS
  Earning Assets
    Loans and leases, net of
     unearned income
      Commercial                        $ 3,006,310  8.38%     $ 3,064,431  8.29%     $ 2,877,415  8.76%     $ 3,035,370  8.34%
      Real estate--commercial             2,133,882  8.69        2,119,736  8.60        1,922,378  8.91        2,126,807  8.65
      Real estate--construction             300,847  8.99          289,408  9.48          333,396  8.69          295,130  9.23
      Real estate--residential            3,833,423  8.14        3,857,914  8.21        3,623,436  7.90        3,845,671  8.18
      Consumer                            1,691,444  8.84        1,695,275  8.84        1,629,603  8.36        1,693,359  8.84
      Credit card                           832,458 12.77          828,395 13.30          801,264 15.74          830,427 13.03
                                        -----------            -----------            -----------            -----------
        Total Loans and Leases           11,798,364  8.75       11,855,159  8.78       11,187,492  8.95       11,826,764  8.76
    Investments in debt and equity
     securities
      Trading                                 7,610  4.99            3,475  5.29            9,626  5.63            5,542  5.09
      Taxable                             3,854,326  5.98        4,057,430  6.04        3,828,925  5.88        3,955,884  6.01
      Tax-exempt                            434,268  8.02          414,396  7.94          462,534  8.28          424,330  7.98
                                        -----------            -----------            -----------            -----------
        Total Investments in Debt
          and Equity Securities           4,296,204  6.19        4,475,301  6.21        4,301,085  6.13        4,385,756  6.20
    Short-term investments                  316,095  5.84          309,687  5.70          313,496  6.07          312,887  5.77
                                        -----------            -----------            -----------            -----------
        Total Earning Assets             16,410,663  8.02       16,640,147  8.03       15,802,073  8.12       16,525,407  8.03
  Non-earning assets                      1,454,584              1,561,982              1,310,548              1,508,282
                                        -----------            -----------            -----------            -----------
        Total Assets                    $17,865,247            $18,202,129            $17,112,621            $18,033,689
                                        ===========            ===========            ===========            ===========

LIABILITIES
  Acquired Funds
    Deposits
      Non-interest bearing              $ 2,037,439            $ 2,721,330            $ 2,197,495            $ 2,379,387
      Interest bearing demand             2,238,451  2.19        2,231,716  2.12        2,170,326  2.15        2,235,089  2.16
      Money market accounts               1,971,778  3.89        2,030,992  3.81        1,730,119  3.82        2,001,386  3.85
      Savings                             1,073,847  2.29        1,077,854  2.25        1,123,714  2.38        1,075,845  2.27
      Consumer time certificates
       under $100,000                     5,358,411  5.59        5,303,994  5.50        4,946,805  5.18        5,331,197  5.54
      Other time                             39,256 19.88          234,904  3.33          137,391  5.60          137,080  5.70
                                        -----------            -----------            -----------            -----------
        Total Core Deposits              12,719,182  4.28       13,600,790  4.12       12,305,850  3.99       13,159,984  4.20
      Time certificates $100,000
       and over                           1,027,545  5.63          993,405  5.51          859,832  5.63        1,010,475  5.57
      Foreign                               174,667  5.73          152,075  5.58          206,861  6.29          163,371  5.66
                                        -----------            -----------            -----------            -----------
        Total Purchased Deposits          1,202,212  5.65        1,145,480  5.52        1,066,693  5.76        1,173,846  5.59
                                        -----------            -----------            -----------            -----------
        Total Deposits                   13,921,394  4.42       14,746,270  4.26       13,372,543  4.16       14,333,830  4.34
    Short-term borrowings                 1,434,235  3.94        1,030,693  6.12        1,572,305  5.80        1,232,465  4.85
    Bank notes                              265,385  5.99          275,000  5.73          178,729  6.44          270,192  5.85
    Long-term debt                          325,149  7.42          321,894  7.44          324,113  7.57          323,523  7.43
                                        -----------            -----------            -----------            -----------
        Total Acquired Funds             15,946,163  4.47       16,373,857  4.50       15,447,690  4.47       16,160,010  4.49
  Other liabilities                         244,304                216,388                202,415                230,348
SHAREHOLDERS' EQUITY                      1,674,780              1,611,884              1,462,516              1,643,331
                                        -----------            -----------            -----------            -----------
        Total Liabilities and
         Shareholders' Equity           $17,865,247            $18,202,129            $17,112,621            $18,033,689
                                        ===========            ===========            ===========            ===========
SIGNIFICANT RATIOS
    Net interest rate spread                         3.55%                  3.53%                  3.65%                  3.54%
    Net interest rate margin                         4.23                   4.34                   4.38                   4.29

<F*>Taxable-equivalent basis.

                       PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits:

        27. Financial Data Schedule

    (b) Reports on Form 8-K:

        The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1996.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MERCANTILE BANCORPORATION INC.
                                                  (Registrant)

Date  August 7, 1996                            /s/  JOHN Q. ARNOLD
      -----------------------------      ---------------------------------
                                                    John Q. Arnold
                                                Chief Financial Officer

                                          EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                                      LOCATION
- -----------                -----------                                      --------

    27                Financial Data Schedule                             Included herein
