Form 10-Q
period 1996-09-30
MERCANTILE BANCORPORATION INC
filed 1996-11-13
CIK 64907

===============================================================================

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED            COMMISSION FILE NUMBER 1-11792
          SEPTEMBER 30, 1996

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

COMMON STOCK, $5.00 PAR VALUE, 60,139,229 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON OCTOBER 31, 1996.

===============================================================================

                                     INDEX
                          PART I--FINANCIAL INFORMATION

                                                                                                                PAGE NO.
                                                                                                              ------------

Item 1--Financial Statements of Mercantile Bancorporation Inc. and Subsidiaries
    Consolidated Statement of Income
    Three months and nine months ended September 30, 1996 and 1995                                                 3
    Consolidated Balance Sheet
    September 30, 1996 and 1995, and December 31, 1995                                                             4
    Consolidated Statement of Changes in Shareholders' Equity
    Nine months ended September 30, 1996 and 1995                                                                  5
    Consolidated Statement of Cash Flows
    Nine months ended September 30, 1996 and 1995                                                                  6
    Notes to Consolidated Financial Statements                                                                     7
Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations                      8

                                                PART II--OTHER INFORMATION
Item 6--Exhibits and Reports on Form 8-K                                                                           21
Signature                                                                                                          22
Exhibit Index                                                                                                      23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(THOUSANDS EXCEPT PER COMMON SHARE DATA)

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30              SEPTEMBER 30
                                                                  1996         1995         1996         1995
                                                                  ----         ----         ----         ----
        INTEREST INCOME
          Interest and fees on loans and leases                 $262,310     $259,097     $778,459     $757,284
          Investments in debt and equity securities
            Trading                                                   20           57          161          328
            Taxable                                               60,712       57,868      179,495      170,295
            Tax-exempt                                             5,487        6,091       16,955       18,988
                                                                --------     --------     --------     --------
              Total Investments in Debt and Equity
                  Securities                                      66,219       64,016      196,611      189,611
          Due from banks--interest bearing                         1,014          757        2,784        1,316
          Federal funds sold and repurchase agreements             2,586        5,195        9,847       14,150
                                                                --------     --------     --------     --------
              Total Interest Income                              332,129      329,065      987,701      962,361
        INTEREST EXPENSE
          Interest bearing deposits                              123,779      127,758      378,474      353,627
          Foreign deposits                                         2,674        3,201        7,296        9,707
          Short-term borrowings                                   20,315       22,414       50,186       68,002
          Bank notes                                               4,070        4,017       11,979        9,774
          Long-term debt                                           5,869        6,056       17,886       18,322
                                                                --------     --------     --------     --------
              Total Interest Expense                             156,707      163,446      465,821      459,432
                                                                --------     --------     --------     --------
              NET INTEREST INCOME                                175,422      165,619      521,880      502,929
        PROVISION FOR POSSIBLE LOAN LOSSES<F1>                    12,109        8,504       55,915       29,177
                                                                --------     --------     --------     --------
              NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES                         163,313      157,115      465,965      473,752
        OTHER INCOME
          Trust                                                   19,388       17,831       59,491       52,142
          Service charges                                         20,315       19,011       59,492       56,331
          Credit card fees                                         8,936        3,855       18,515       15,622
          Securitization revenue                                   4,198        8,397       12,025       12,920
          Mortgage banking                                         2,421        2,342        7,793        6,760
          Investment banking and brokerage                         3,311        3,194        9,670        8,371
          Securities gains (losses)<F1>                               15        1,678       (2,843)       3,776
          Other                                                   15,904       15,697       47,786       43,694
                                                                --------     --------     --------     --------
              Total Other Income                                  74,488       72,005      211,929      199,616
        OTHER EXPENSE
          Salaries                                                63,890       61,855      189,463      177,047
          Employee benefits                                       15,565       13,950       47,984       42,493
          Net occupancy                                           10,342       10,285       29,683       28,151
          Equipment                                               12,654       10,954       36,386       32,220
          Intangible asset amortization                            2,728        2,618        8,114        6,990
          Other<F1>                                               50,897       36,244      170,540      120,219
                                                                --------     --------     --------     --------
              Total Other Expense                                156,076      135,906      482,170      407,120
                                                                --------     --------     --------     --------
              INCOME BEFORE INCOME TAXES                          81,725       93,214      195,724      266,248
        INCOME TAXES<F1>                                          26,049       30,450       70,407       90,164
                                                                --------     --------     --------     --------
              NET INCOME<F1>                                    $ 55,676     $ 62,764     $125,317     $176,084
                                                                ========     ========     ========     ========
        PER COMMON SHARE DATA
          Average shares outstanding                          60,665,457   63,024,965   62,160,601   61,497,977
          Net income<F2>                                            $.92         $.99        $2.01        $2.85
          Dividends declared                                         .41          .33         1.23          .99

<F1> Includes the following nonrecurring amounts:
              Provision for possible loan losses                 $    --                  $ 10,851
              Other income (securities losses)                        --                    (3,082)
              Other expense                                       12,385                    54,063
              Income tax benefit                                  (4,335)                  (19,934)
                                                                 -------                  --------
                Impact on Net Income                             $(8,050)                 $(48,062)
                                                                 =======                  ========
<F2> Earnings per common share is calculated by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)

                                                                                     SEPT. 30       DEC. 31      SEPT. 30
                                                                                       1996          1995          1995
                                                                                     --------       -------      --------
ASSETS
    Cash and due from banks                                                         $   909,350   $ 1,112,088   $   919,766
    Due from banks--interest bearing                                                     74,713        51,056        97,673
    Federal funds sold and repurchase agreements                                        183,227       271,098       281,782
    Investments in debt and equity securities
      Trading                                                                               804         3,677         4,696
      Available-for-sale (Amortized cost of
        $3,962,395, $4,167,560 and $1,061,581,
        respectively)                                                                 3,959,361     4,207,079     1,055,704
      Held-to-maturity (Estimated fair value
        of $360,548 at September 30, 1996 and
        $3,224,227 at September 30, 1995)                                               359,682            --     3,202,108
                                                                                    -----------   -----------   -----------
          Total Investments in Debt and Equity
            Securities                                                                4,319,847     4,210,756     4,262,508
    Loans held-for-sale                                                                  63,943        94,877        91,995
    Loans and leases, net of unearned income                                         12,102,518    11,636,010    11,856,491
                                                                                    -----------   -----------   -----------
          Total Loans and Leases                                                     12,166,461    11,730,887    11,948,486
    Reserve for possible loan losses                                                   (202,149)     (201,780)     (209,428)
                                                                                    -----------   -----------   -----------
          Net Loans and Leases                                                       11,964,312    11,529,107    11,739,058
    Bank premises and equipment                                                         325,261       309,070       307,230
    Due from customers on acceptances                                                     4,839         2,622         1,593
    Intangible assets                                                                   120,279       110,529       110,845
    Other assets                                                                        296,713       331,715       286,384
                                                                                    -----------   -----------   -----------
          Total Assets                                                              $18,198,541   $17,928,041   $18,006,839
                                                                                    ===========   ===========   ===========
LIABILITIES
    Deposits
      Non-interest bearing                                                          $ 2,659,811   $ 2,075,579   $ 2,003,217
      Interest bearing                                                               11,621,523    11,429,511    11,388,404
      Foreign                                                                           328,717       209,170       160,736
                                                                                    -----------   -----------   -----------
          Total Deposits                                                             14,610,051    13,714,260    13,552,357
    Federal funds purchased and repurchase
      agreements                                                                      1,022,995     1,552,945     1,626,395
    Other short-term borrowings                                                         201,052       210,791       401,406
    Bank notes                                                                          275,000       250,000       250,000
    Long-term debt                                                                      302,938       325,607       344,021
    Bank acceptances outstanding                                                          4,839         2,622         1,593
    Other liabilities                                                                   246,794       232,229       219,081
                                                                                    -----------   -----------   -----------
          Total Liabilities                                                          16,663,669    16,288,454    16,394,853
Commitments and contingent liabilities                                                       --            --            --


                                                    SEPT. 30   DEC. 31   SEPT. 30
                                                      1996       1995      1995
                                                    --------   --------  --------
SHAREHOLDERS' EQUITY
    Preferred stock--no par value
      Shares authorized                                5,000      5,000     5,000
      Shares issued and outstanding                       --         15        15            --        12,153        12,153
    Common stock--$5.00 par value
      Shares authorized                              100,000    100,000   100,000
      Shares issued                                   63,256     63,887    63,807       316,276       319,434       319,033
    Capital surplus                                                                     232,873       283,288       282,647
    Retained earnings                                                                 1,122,468     1,060,960     1,027,464
    Valuation allowance on available-for-sale
      securities                                                                            (97)       24,309        (3,599)
    Treasury stock, at cost                            3,093      1,380       598      (136,648)      (60,557)      (25,712)
                                                                                    -----------   -----------   -----------
          Total Shareholders' Equity                                                  1,534,872     1,639,587     1,611,986
                                                                                    -----------   -----------   -----------
          Total Liabilities and Shareholders'
            Equity                                                                  $18,198,541   $17,928,041   $18,006,839
                                                                                    ===========   ===========   ===========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
($ IN THOUSANDS)

                                              COMMON STOCK
                                         ---------------------                                                        TOTAL
                                         OUTSTANDING              PREFERRED   CAPITAL    RETAINED     TREASURY    SHAREHOLDERS'
                                           SHARES      DOLLARS      STOCK     SURPLUS   EARNINGS<F*>    STOCK        EQUITY
                                         -----------   -------    ---------   -------   ------------  --------    -------------
BALANCE AT DECEMBER 31, 1994, AS
  RESTATED                               59,883,249    $299,885    $12,153    $230,940   $  868,666   $  (2,954)   $1,408,690
Net income                                                                                  176,084                   176,084
Common dividends declared:
  Mercantile Bancorporation Inc.--$.99
    per share                                                                               (50,557)                  (50,557)
  Pooled companies prior to acquisition                                                     (10,041)                  (10,041)
Preferred dividends declared                                                                   (765)                     (765)
Issuance of common stock in acquisitions
  of:
  Southwest Bancshares, Inc.                674,975       3,375                    625        9,797                    13,797
  AmeriFirst Bancorporation, Inc.           661,356       3,307                  5,367        3,781                    12,455
  Plains Spirit Financial Corporation     1,301,180       2,639                 22,930                   27,701        53,270
  Wedge Bank                                969,954       4,850                  1,649        7,314                    13,813
Issuance of common stock for:
  Employee incentive plans                  602,685       2,996                 10,554                      112        13,662
  Convertible notes                         331,075       1,655                  6,935                                  8,590
Net fair value adjustment on
  available-for-sale securities                                                              19,586                    19,586
Purchase of treasury stock               (1,280,700)                                                    (50,571)      (50,571)
Pre-merger transactions of pooled
  companies and other                        65,007         326                  3,647                                  3,973
                                         ----------    --------    -------    --------   ----------   ---------    ----------
BALANCE AT SEPTEMBER 30, 1995            63,208,781    $319,033    $12,153    $282,647   $1,023,865   $ (25,712)   $1,611,986
                                         ==========    ========    =======    ========   ==========   =========    ==========
BALANCE AT DECEMBER 31, 1995, AS
  RESTATED                               62,506,536    $319,434    $12,153    $283,288   $1,085,269   $ (60,557)   $1,639,587
Net income                                                                                  125,317                   125,317
Common dividends declared--$1.23 per
  share                                                                                     (76,234)                  (76,234)
Preferred dividends declared                                                                   (408)                     (408)
Redemption of preferred stock                                      (12,153)                    (531)                  (12,684)
Issuance of common stock in acquisitions
  of:
  Peoples State Bank                        325,837                                849                   14,791        15,640
  Metro Savings Bank, F.S.B.                197,902                                 57           14       8,983         9,054
  Security Bank of Conway, F.S.B.           321,964                                 75                   14,614        14,689
  First Sterling Bancorp, Inc.              521,417       2,607                  1,876       13,772                    18,255
Issuance of common stock for employee
  incentive plans                           190,285         704                 (2,470)                   2,100           334
Net fair value adjustment on
  available-for-sale securities                                                             (24,828)                  (24,828)
Purchase of treasury stock               (3,898,600)                                                  (173,686)     (173,686)
Reissuance and retirement of treasury
  stock                                                  (6,458)               (50,708)                  57,166            --
Other                                        (2,299)        (11)                   (94)                     (59)         (164)
                                         ----------    --------    -------    --------   ----------   ---------    ----------
BALANCE AT SEPTEMBER 30, 1996            60,163,042    $316,276    $    --    $232,873   $1,122,371   $(136,648)   $1,534,872
                                         ==========    ========    =======    ========   ==========   =========    ==========

<F*>Includes valuation allowance on available-for-sale securities.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                      1996                      1995
                                                                                      ----                      ----
        OPERATING ACTIVITIES
          Net income                                                              $   125,317                $  176,084
          Adjustments to reconcile net income to net cash provided by operating activities
            Provision for possible loan losses                                         55,915                    29,177
            Depreciation and amortization                                              32,200                    28,848
            Provision for deferred income taxes                                        (9,077)                      325
            Net change in loans held-for-sale                                          30,934                   (70,612)
            Net change in accrued interest receivable                                   2,498                   (12,056)
            Net change in accrued interest payable                                    (16,599)                   27,166
            Other, net                                                                 97,750                     3,498
                                                                                  -----------                ----------
              Net Cash Provided by Operating Activities                               318,938                   182,430
        INVESTING ACTIVITIES
          Investments in debt and equity securities, other than trading securities
            Purchases                                                              (1,249,287)                 (865,953)
            Proceeds from maturities                                                1,140,770                   977,070
            Proceeds from sales of available-for-sale securities                       61,996                   181,821
          Net change in loans and leases                                             (449,067)                 (871,632)
          Purchases of loans and leases                                               (91,349)                 (105,234)
          Proceeds from sales of loans and leases                                     222,323                   558,980
          Purchases of premises and equipment                                         (50,730)                  (43,708)
          Proceeds from sales of premises and equipment                                 7,979                     4,215
          Proceeds from sales of foreclosed property                                   21,927                    14,339
          Cash and cash equivalents from acquisitions, net of cash paid                47,189                    47,126
          Other, net                                                                    5,866                       914
                                                                                  -----------                ----------
              Net Cash Used by Investing Activities                                  (332,383)                 (102,062)
        FINANCING ACTIVITIES
          Net change in non-interest bearing, savings, interest bearing demand
              and money market deposit accounts                                       619,943                  (406,759)
          Net change in time certificates of deposit under $100,000                  (312,673)                  184,594
          Net change in time certificates of deposit $100,000 and over                (43,605)                  159,937
          Net change in other time deposits                                           192,982                    96,280
          Net change in foreign deposits                                              119,547                   (58,399)
          Net change in short-term borrowings                                        (574,595)                   97,368
          Issuance of bank notes                                                       25,000                   150,000
          Issuance of long-term debt                                                    2,607                    14,426
          Principal payments on long-term debt                                        (20,393)                  (17,624)
          Cash dividends paid                                                         (76,642)                  (61,363)
          Proceeds from issuance of common stock                                          856                     2,209
          Purchase of treasury stock                                                 (173,686)                  (50,571)
          Redemption of preferred stock                                               (12,684)                       --
          Other, net                                                                     (164)                    1,822
                                                                                  -----------                ----------
              Net Cash Provided (Used) by Financing Activities                       (253,507)                  111,920
                                                                                  -----------                ----------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (266,952)                  192,288
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,434,242                 1,106,933
                                                                                  -----------                ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 1,167,290                $1,299,221
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

Net income and net income per common share for Mercantile and Hawkeye prior to restatement were as follows:

                                                 (THOUSANDS EXCEPT PER
                                                   COMMON SHARE DATA)
                                               THREE MONTHS   NINE MONTHS
                                                  ENDED          ENDED
                                                 SEPT. 30      SEPT. 30
                                                   1995          1995
                                               ------------   -----------
          MERCANTILE
          Net income                             $56,697       $158,759
          Net income per common share               1.02           2.95
          HAWKEYE
          Net income                               6,067         17,325
          Net income per common share                .45           1.28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

-------------------------------------------------------------------------------

EXHIBIT 1

HIGHLIGHTS<F1>

                                                               THIRD QUARTER                             NINE MONTHS
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)          1996          1995         CHANGE        1996          1995       CHANGE
--------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
    Net income                                           $  .92        $  .99     (7.1)%          $ 2.01        $ 2.85   (29.5)%
    Dividends declared                                      .41           .33     24.2              1.23           .99    24.2
    Book value at September 30                            25.51         25.31       .8             25.51         25.31      .8
    Market price at September 30                          52            44 3/4     16.2            52            44 3/4    16.2
--------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS AND SELECTED RATIOS
EXCLUDING NONRECURRING EXPENSE<F2>
    Net income                                          $63,726       $62,764      1.5%         $173,379      $176,084    (1.5)%
    Net income per common share                            1.05           .99      6.1              2.78          2.85    (2.5)
    Return on assets                                       1.41%         1.41%                      1.28%         1.35%
    Return on equity                                      16.35         15.75                      14.31         15.58
    Efficiency ratio                                      56.66         56.22                      57.21         56.92
    Other expense to average assets                        3.19          3.05                       3.16          3.13
--------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS<F3>
    Taxable-equivalent net interest income             $179,123      $169,744      5.5%         $533,270      $515,689     3.4%
    Tax-equivalent adjustment                             3,701         4,125    (10.3)           11,390        12,760   (10.7)
    Net interest income                                 175,422       165,619      5.9           521,880       502,929     3.8
    Provision for possible loan losses                   12,109         8,504     42.4            55,915        29,177    91.6
    Other income                                         74,488        72,005      3.4           211,929       199,616     6.2
    Other expense                                       156,076       135,906     14.8           482,170       407,120    18.4
    Income taxes                                         26,049        30,450    (14.5)           70,407        90,164   (21.9)
    Net income                                           55,676        62,764    (11.3)          125,317       176,084   (28.8)
--------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA<F3>
    Return on assets                                       1.23%         1.41%                       .93%         1.35%
    Return on equity                                      14.28         15.75                      10.35         15.58
    Efficiency ratio                                      61.54         56.22                      64.70         56.92
    Other expense to average assets                        3.46          3.05                       3.56          3.13
    Net interest rate margin                               4.30          4.12                       4.29          4.29
    Equity to assets                                                                                8.43          8.95
    Tier I capital to risk-adjusted assets                                                         11.15         12.37
    Total capital to risk-adjusted assets                                                          14.19         15.49
    Leverage                                                                                        7.73          8.48
    Reserve for possible loan losses to
      outstanding loans                                                                             1.66          1.75
    Reserve for possible loan losses to
      non-performing loans                                                                        348.56        366.62
    Non-performing assets to outstanding loans and
      foreclosed assets                                                                              .58           .61
    Banks                                                                                             39            75
    Banking offices                                                                                  437           421
    Full-time equivalent employees                                                                 7,690         7,643
--------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
    Total assets                                    $18,038,973   $17,839,349      1.1%      $18,035,465   $17,357,522     3.9%
    Earning assets                                   16,655,904    16,495,402      1.0        16,569,222    16,035,719     3.3
    Loans and leases                                 12,027,329    11,827,952      1.7        11,894,103    11,403,321     4.3
    Deposits                                         14,482,723    13,911,956      4.1        14,383,825    13,554,324     6.1
    Shareholders' equity                              1,559,122     1,594,126     (2.2)        1,615,056     1,506,867     7.2
--------------------------------------------------------------------------------------------------------------------------------

<F1> All previously reported financial information has been restated to reflect the January 2, 1996 merger with Hawkeye Bancorporation, which was accounted for as a pooling-of-interests.

<F2> Nonrecurring expense reduced net income and net income per common share by
     $48,062,000 and $.77, respectively, in the first nine months of 1996.

<F3> Includes nonrecurring expense noted in (2) above.
--------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY

   Net income for Mercantile Bancorporation Inc. (``Corporation'' or ``Mercantile'') for the third quarter of 1996 was $55,676,000, an 11.3% decline from the $62,764,000 earned in the same period a year ago. On a per common share basis, net income was $.92, down 7.1% from the $.99 earned in last year's third quarter. Return on assets was 1.23% in the third quarter compared with 1.43% in the second quarter of this year and 1.41% last year, while return on average equity for the quarter was 14.28% versus 15.75% in 1995.

   On September 30, 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund (``SAIF''), which called for a one-time assessment of 65.7 basis points per $100 in thrift deposits held as of March 31, 1995. The assessment, recorded as a nonrecurring expense, totaled $12,385,000. On an after-tax basis, this charge reduced earnings per common share by $.13. Other operating results and selected ratios excluding this assessment and first quarter 1996 nonrecurring merger-related expenses are included in Exhibit 1 on Page 8.

   Year-to-date 1996 net income was $125,317,000, down 28.8% from the $176,084,000 earned last year, and on a per common share basis was $2.01, a decline of 29.5% from the $2.85 recorded in the first nine months of 1996. However, in the first quarter of 1996 the Corporation recorded nonrecurring merger-related costs which reduced net income and net income per common share by $40,012,000 and $.63, respectively. Excluding these merger-related items and the third quarter 1996 nonrecurring SAIF assessment, net income was $173,379,000 or $2.78 per common share, declines of 1.5% and 2.5%, respectively, from the comparable figures of the first nine months of 1995.

   Three additional items negatively impacted earnings for the first nine months of 1996. In the first quarter of 1996, $10,000,000 was added to the provision for loan losses in connection with an $11,000,000 loan charge-off to a specialty retailer that declared bankruptcy in late 1995, thereby reducing first quarter 1996 earnings per common share by $.10. Second, the co-branded credit card launched in May 1995 by SBC Communications Inc. (``SBC'') and Mercantile has
   ----------------------------------------------------------------------------

   EXHIBIT 2

   ACQUISITIONS
   ($ IN THOUSANDS)

                                                                                            CONSIDERATION
                                                                                          -----------------           ACCOUNTING
                                                  DATE           ASSETS      DEPOSITS     CASH       SHARES             METHOD
                                                  ----           ------      --------     ----       ------           ----------
    ACQUISITIONS COMPLETED
    Peoples State Bank                       Aug. 22, 1996     $   95,657   $   75,149   $   --         325,837      Purchase
    Metro Savings Bank, F.S.B.               Mar. 7, 1996          80,857       73,843        5         197,902      Purchase
    Security Bank of Conway, F.S.B.          Feb. 9, 1996         102,502       89,697        1         321,964      Purchase
    Hawkeye Bancorporation                   Jan. 2, 1996       1,978,540    1,739,811       80       7,892,196      Pooling
    First Sterling Bancorp, Inc.             Jan. 2, 1996         167,610      147,588        1         521,417      Pooling<F1>
    Southwest Bancshares, Inc.               Aug. 1, 1995         187,701      155,628        1         674,975      Pooling<F1>
    AmeriFirst Bancorporation, Inc.          Aug. 1, 1995         155,521      130,179        1         661,356      Pooling<F1>
    Plains Spirit Financial Corporation      July 7, 1995         400,754      276,887    6,697       1,301,180      Purchase
    TCBankshares, Inc.                       May 1, 1995        1,422,798    1,217,740       --       4,749,999<F2>  Pooling
    Central Mortgage Bancshares, Inc.        May 1, 1995          654,584      571,105        8       2,537,723      Pooling
    UNSL Financial Corp                      Jan. 3, 1995         508,346      380,716       11       1,578,107      Pooling
    Wedge Bank                               Jan. 3, 1995         195,716      152,865        1         969,954      Pooling<F1>
    ACQUISITIONS PENDING
    Today's Bancorp, Inc.                    Nov. 7, 1996         519,103      446,573    <F3>        <F3>           Purchase
    First Financial Corporation of America   Nov. 1, 1996          87,661       76,379    <F4>        <F4>           Purchase
    Mark Twain Bancshares, Inc.              Early 1997         3,147,933    2,432,484       --      17,200,000<F5>  Pooling
    Regional Bancshares, Inc.                Early 1997           182,272      146,987    <F6>        <F6>           Purchase


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

    <F3> The value of the consideration will total $87,250,000, which includes up to 1,177,066 shares of Mercantile common stock.

    <F4> The value of the consideration will total $14,980,000, which includes up to 258,783 shares of Mercantile common stock.

    <F5> Estimated shares to be issued in acquisition.

    <F6> The value of the consideration will total $41,000,000, which includes up to 600,418 shares of Mercantile common stock.

    ---------------------------------------------------------------------------
   negatively impacted earnings this year. Third, net credit losses on the Corporation's core MasterCard(R) and VISA(R) credit card portfolios are being realized at higher levels than in 1995.

   All prior year figures have been restated to include the pre-acquisition accounts and results of operations of Hawkeye Bancorporation (``Hawkeye''), which was merged with Mercantile on January 2, 1996 in a transaction accounted for as a pooling-of-interests. Also effective January 2, 1996, Mercantile completed a merger with First Sterling Bancorp, Inc. (``Sterling''), based in Sterling, Illinois. The Sterling transaction met the requirements for treatment as a pooling-of-interests; however, due to the immateriality of Sterling's financial condition and results of operations to those of Mercantile, the historical financial statements of the Corporation were not restated.

   Three acquisitions accounted for as purchases were consummated in the first nine months of 1996: 1) Security Bank of Conway, F.S.B. (``Conway''), located in Conway, Arkansas, on February 9, 1996, 2) Metro Savings Bank, F.S.B. (``Metro''), headquartered in Wood River, Illinois, on March 7, 1996, and 3) Peoples State Bank (``Peoples''), in Topeka, Kansas, on August 22, 1996. Since the Conway, Metro and Peoples acquisitions were accounted for as purchases, the results of operations were included in the Consolidated Financial Statements from their respective acquisition dates.

   Exhibit 2 details acquisitions completed during 1995 and 1996 as well as four announced and pending acquisitions, the largest being the announcement on October 28, 1996 that a definitive merger agreement had been signed with Mark Twain Bancshares, Inc. (``Mark Twain''). The Mark Twain transaction is the largest in Mercantile's history and is expected to close in the second quarter of 1997, adding significantly to the Corporation's market share in its three largest Missouri markets.

   On August 16, 1996, Mercantile announced an agreement to sell its indenture trustee and agency business to State Street Bank and Trust Company of Missouri, a subsidiary of State Street Bank and Trust Company. The sale will be finalized in the fourth quarter of 1996, when a gain of $.07 per common share will be reported.

   On April 3, 1996, the Corporation announced plans to reduce its bank charters during the next 12 months by approximately 80% through consolidations in order to achieve greater operational efficiencies. Through September 30, 1996, five consolidation transactions were completed which reduced 37 bank charters down to five.

   Net interest income increased 5.9% to $175,422,000 for the third quarter of 1996 and 3.8% to $521,880,000 for the first nine months of 1996. The net interest rate margin was 4.30% this quarter compared with 4.34% in the second quarter of 1996 and 4.12% for the third quarter of 1995, while the year-to-date margin was 4.29% in both 1996 and 1995. Average earning assets for the first nine months of 1996 of $16.6 billion were 3.3% higher than last year as average loan volume was up 4.3%. Loan growth was funded through an increase in average core deposits.

   Other income was $74,488,000 for the third quarter of 1996, an increase of $2,483,000 or 3.4% from a year ago. Growth in core fee businesses largely accounted for the increase. Also included in other income in the third quarter of 1996 was a $4,000,000 reimbursement for start-up costs Mercantile incurred in conjunction with the co-branded credit card program. A $4,000,000 reimbursement was also received in the second quarter of 1996 and a comparable amount is expected during the fourth quarter. Net gains of $3,542,000 were recorded on the sale of portfolio leases in the third quarter of 1996 compared with similar gains of $5,300,000 in the third quarter of last year.

   For the first nine months of 1996, other income was $211,929,000, an improvement of $12,313,000 or 6.2% from last year. Included in 1996's first quarter was $3,082,000 in nonrecurring merger-related securities losses, while the first quarter of 1995 included a $5,155,000 gain on the sale of the Corporation's interest in a joint venture that provided the St. Louis market with ATM switching capabilities and $1,730,000 in equity securities gains. Trust fees, service charges, investment banking and brokerage fees, letters of credit fees and mortgage banking income were all strong in 1996 when compared with last year.

   Third quarter non-interest expenses were up 14.8% from a year ago and totaled $156,076,000 compared with $135,906,000 last year, and year-to-date were $482,170,000, up 18.4%. Expenses for the third quarter of 1996 reflected the one-time

   SAIF assessment of $12,385,000 discussed earlier. Non-interest expenses in the first quarter of 1996 included $41,678,000 in nonrecurring merger-related costs. Excluding both these nonrecurring costs, the year-to-date efficiency ratio was 57.21% compared with 56.92% last year, and the other expense to average assets ratio was 3.16% versus 3.13% the prior year.

   The provision for possible loan losses for the third quarter of 1996 was $12,109,000 compared with $8,504,000 the prior year, and was $55,915,000 for the first nine months of 1996 compared with $29,177,000 in 1995. In addition to the $10,851,000 in nonrecurring first quarter merger-related provision, $10,000,000 was recorded in connection with a charge-off on a specialty retailer credit as previously discussed. Net charge-offs for the first nine months of 1996 and 1995 were $58,144,000 and $37,428,000, respectively, and on an annualized basis were .65% of average loans compared with .44% last year. At September 30, 1996, the reserve for possible loan losses was $202,149,000 and provided coverage of 348.56% of non-performing loans compared with 245.18% at year-end and 366.62% last year.

   Non-performing assets as of September 30, 1996 were $70,060,000 or .58% of total loans and foreclosed assets, compared with the year-end 1995 figures of $94,890,000 or .81%, and $72,596,000 or .61% at September 30, 1995.
   Foreclosed assets declined to $12,064,000 compared with $12,591,000 at year's end and $15,472,000 last September 30.

   Consolidated assets of $18.2 billion were up 1.1% from last September 30. Core deposits increased by 7.5% to $13.3 billion, loans were $12.2 billion, up 1.8% from last year, and shareholders' equity of $1.5 billion was 4.8% lower than at September 30, 1995 as the result of treasury share purchases. Tier I capital to risk-adjusted assets was 11.15% compared with 12.37% last year, while Total capital to risk-adjusted assets at September 30, 1996 and 1995 was 14.19% and 15.49%, respectively.

   The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial condition of the Corporation for the third quarter and first nine months of 1996.

NET INTEREST INCOME

   Net interest income for the third quarter of 1996 was $175,422,000, a 5.9% increase from the $165,619,000 earned last year, and for the first nine months of 1996 was $521,880,000, a 3.8% improvement from last year. For the quarter, the net interest rate margin was 4.30% compared with 4.12% last year, while the year-to-date margin was 4.29% in both 1996 and 1995. Factors affecting the net interest rate margins during both years included the May 1995 credit card securitization and continued competitive pricing for both loans and deposits, offset by the benefits derived from repricing the co-branded credit card loan portfolio and higher levels of non-interest bearing funds in the current year.

   Year-to-date average loans grew by $490,782,000 or 4.3% and investment securities grew by 2.0%, as funding from core deposit growth outpaced loan growth. The Corporation redesignated selected investment held-to-maturity during the third quarter of 1996 in conjunction with the establishment of a real estate investment trust (``REIT'') and investment subsidiaries. Short-term investments are primarily used for short-term excess liquidity or balancing the interest rate sensitivity of the Corporation, and on average decreased by 13.3% during the first nine months of 1996.

    ----------------------------------------------------------------------
    EXHIBIT 3
    LOANS AND LEASES

    ($ IN THOUSANDS)

                                           SEPTEMBER 30
                                        1996           1995         CHANGE
                                        ----           ----         ------
    Commercial                      $ 3,094,434     $ 3,043,157       1.7%
    Real estate--commercial           2,016,255       2,032,639       (.8)
    Real estate--construction           389,127         304,747      27.7
    Real estate--residential          4,096,684       4,110,346       (.3)
    Consumer                          1,715,479       1,699,025       1.0
    Credit card loans managed         1,254,482       1,158,572       8.3
    Securitized credit card
      loans                            (400,000)       (400,000)       --
                                    -----------     -----------
    Total Loans and Leases          $12,166,461     $11,948,486       1.8
                                    ===========     ===========

   -----------------------------------------------------------------------
   Year-to-date average commercial loan growth was $129,634,000, up
   4.4%, and was broad-based across the system. Commercial real estate and construction loans grew by $121,780,000 or 5.3%. When the effect of the sale of $225,000,000 in mortgages in the fourth quarter of 1995 is considered, average residential mortgage loans grew by $348,686,000 or 9.2%. Other consumer loans increased on average by $50,209,000 or 3.1% due to growth in indirect auto loans. Excluding the impact of the $400,000,000 in credit card loans securitized during May 1995, total managed credit card
                                      11
   loans increased on average by 27.4%. The SBC co-branded credit card added significantly to this growth while the core MasterCard(R) and VISA(R) portfolio declined as planned.

   Average core deposits increased by $773,832,000 or 6.2% in the first nine months of 1996. Mercantile remained substantially core funded at 91.97% of total deposits and 79.84% of earning assets for the first nine months of 1996 versus 91.89% and 77.67%, respectively, in 1995. Changes in average core deposits for the past seven quarters are shown in the Consolidated Quarterly Average Balance Sheet on Pages 19 and 20 of this report.

   Average non-interest bearing deposits increased by $242,769,000 or 10.9% through the first nine months of 1996. The United States Government is a significant cash management customer of Mercantile Bank N.A. and pays for services rendered via compensating balances. In response to the lack of an approved fiscal 1996 federal budget, the Government withdrew all balances from the Corporation in November 1995 to help finance its funding requirements. The withdrawal reduced average balances during the first quarter by approximately $400,000,000. The funds were redeposited with Mercantile Bank N.A. on April 9, 1996 and compensation via higher balances has been made for the period of time the balances were missing.

   Year-to-date average short-term borrowings decreased by $348,006,000, due primarily to the credit card securitization, the growth in core deposits, an increase in bank note funding and the return of the United States Government deposits. Average shareholders' equity increased by $108,189,000 or 7.2%. However, shareholders' equity as of September 30, 1996 was $77,114,000 or 4.8% lower than a year earlier. Increases in shareholders' equity due to net earnings retained and stock issued in acquisitions were more than offset by the repurchase of 3,898,600 common shares at a cost totaling $173,686,000.

   The factors discussed above are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on Pages 19 and 20.

OTHER INCOME

   Non-interest income increased 3.4% during the third quarter of 1996 to $74,488,000, and for the nine months was $211,929,000 compared with $199,616,000 a year ago, an improvement of 6.2%. Year-to-date trust fees, service charges, investment banking and brokerage fees, mortgage banking income, credit card and letters of credit fees were at higher levels than last year.

   ----------------------------------------------------------------------------

   EXHIBIT 4

   OTHER INCOME
   ($ IN THOUSANDS)

                                                                THIRD QUARTER                              NINE MONTHS
                                                         1996        1995       CHANGE             1996         1995       CHANGE
                                                         ----        ----       ------             ----         ----       ------
   Trust                                                $19,388     $17,831       8.7%           $ 59,491     $ 52,142      14.1%
   Service charges                                       20,315      19,011       6.9              59,492       56,331       5.6
   Credit card fees                                       8,936       3,855        --              18,515       15,622      18.5
   Securitization revenue                                 4,198       8,397     (50.0)             12,025       12,920      (6.9)
   Mortgage banking                                       2,421       2,342       3.4               7,793        6,760      15.3
   Investment banking and brokerage                       3,311       3,194       3.7               9,670        8,371      15.5
   Letters of credit fees                                 2,195       1,862      17.9               5,991        4,705      27.3
   Securities gains                                          15       1,678     (99.1)                239        3,776     (93.7)
   Nonrecurring merger-related securities losses             --          --        --              (3,082)          --        --
   Other                                                 13,709      13,835       (.9)             41,795       38,989       7.2
                                                        -------     -------                      --------     --------
     Total Other Income                                 $74,488     $72,005       3.4            $211,929     $199,616       6.2
                                                        =======     =======                      ========     ========

    ---------------------------------------------------------------------------

   Trust fees have been the largest source of non-interest income in 1996, and were $59,491,000 compared with $52,142,000 during 1995, an increase of 14.1%. Personal trust fees earned by Mercantile Trust Company N.A. were the largest source of trust revenue and increased 23.1% from last year. Income from Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, rose by 29.0%. Mississippi Valley Advisors Inc. manages eleven proprietary mutual funds--the ARCH funds, which had assets of $2.4 billion at September 30, 1996 compared with $1.9 billion a year earlier, a growth of 24.5%. Increases in the value of assets managed as well as repricing and successful new business development efforts largely accounted for the growth in trust fees.

   Service charge income of $20,315,000 was up 6.9% for the third quarter and increased by 5.6% for the first nine months of 1996. The increase in deposit service charges was due largely to selective fee increases and enhanced pricing of low-balance, high-transaction accounts.

   Year-to-date mortgage banking income increased by $1,033,000 or 15.3% as servicing revenue and gains on the sale of loans both improved over 1995 levels. Also, $893,000 of the increase was attributable to the additional servicing volume of Mercantile Bank, FSB, previously Plains Spirit Financial Corporation, (``Plains Spirit'') which was acquired by Mercantile on July 7, 1995 in a purchase transaction. Mortgages serviced totaled $5.8 billion at September 30, 1996 compared with $5.5 billion at September 30, 1995.

   Year-to-date investment banking and brokerage fees were $9,670,000 compared with $8,371,000 last year, an increase of 15.5%. This income is derived from transaction fees for services performed for both individual and corporate customers, including sales of annuities and mutual funds, profits earned on trading positions and foreign exchange revenue. Mercantile Investment Services, Inc., Mercantile's brokerage services subsidiary, has experienced strong growth in fees from sales of investment products throughout 1996, reflecting favorable market conditions and an increase in sales activity.

   Credit card fee income was $8,936,000 for the third quarter of 1996, more than double the 1995 level. For the first nine months of 1996, credit card income was $18,515,000 or 18.5% higher than the comparable 1995 period. The year-to-date 1996 results included the $8,000,000 co-branded credit card start-up cost reimbursement discussed previously. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders, miscellaneous fees and fees charged merchants for processing credit card transactions. Transaction-based rebates paid to SBC co-branded cardholders are netted against credit card fee income; these rebates totaled $16,996,000 in the first nine months of 1996 versus $6,472,000 in 1995. Certain fees relating to the securitized loans were reclassified to securitization revenue starting in the second quarter of 1995. Credit card income related to the merchant processing business, which was sold late in the second quarter of 1996 at a gain of $10,000,000, represented approximately 18% of total credit card income for the first nine months of 1996.

   Securitization revenue for the first nine months of 1996 was $12,025,000 compared with $12,920,000 last year, and represents amounts accruing to Mercantile on the $400,000,000 in credit card loans securitized in the Mercantile Credit Card Master Trust. For securitized loans, amounts that would otherwise have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue. Because credit losses are absorbed against credit card servicing income over the life of these transactions, such income may vary depending upon the credit performance of the securitized loans. Mercantile acts as servicing agent and receives loan servicing fees equal to two percent per annum of the securitized receivables. As servicing agent, Mercantile continues to provide customer service to collect past due accounts and to provide other services typically performed for its customers. Accordingly, Mercantile's relationship with its credit card customers is not affected by the securitization.

   Securities losses of $3,082,000 were the result of merger-related investment portfolio restructurings by recently acquired banks in the first quarter of 1996. During 1995, the Corporation recorded gains of $1,730,000 on the sale of equity securities. Included in miscellaneous income were gains on the sales of leases during the third quarter of both 1996 and 1995, which totaled $3,542,000 and $5,300,000, respectively.

OTHER EXPENSE

   Expenses other than interest expense and the provision for possible loan losses for the third quarter of 1996 were $156,076,000, an increase of 14.8% from the third quarter of 1995. For the first nine months of 1996, total other expenses were $482,170,000, an 18.4% increase from the 1995 level. The Corporation recorded FDIC insurance expense in the third quarter of 1996 of $12,385,000 for the nonrecurring SAIF assessment.

   Included in other expense in the first quarter of 1996 was $41,678,000 in expenses associated with mergers, largely for investment banking and other professional services, change in control and severance payments, and obsolete equipment write-offs. Other expense also increased as a result of purchase acquisitions which were not included in prior period financial statements. Excluding nonrecurring merger and FDIC insurance costs, year-to-date operating expenses increased by 5.2% over 1995. The efficiency ratio, defined as operating expenses as a percentage of taxable-equivalent net interest income and other income, was 56.66% in the current quarter versus 55.41% last quarter, while the efficiency ratio was 57.21% for the first nine months of 1996 compared with 56.92% last year.

   Salary expense increased 3.3% and 7.0%, respectively, during the third quarter and first nine months of 1996, largely reflecting the costs of merit increases and employees added in acquisitions accounted for as purchases or poolings without restatement. Year-to-date benefit costs were up by 12.9% due to higher costs of most employee benefit programs. In 1996, the Corporation lowered the discount rate used in pension and postretirement actuarial assumptions by one percent, which increased pension expense by 21.7% this year in comparison with 1995. Occupancy and equipment costs grew by 9.4% during the first nine months of 1996, reflecting the costs of maintaining additional offices and a consistent program of upgrading systems and equipment to further enhance productivity.
   ----------------------------------------------------------------------------

   EXHIBIT 5

   OTHER EXPENSE
   ($ IN THOUSANDS)

                                                         THIRD QUARTER                                NINE MONTHS
                                                  1996         1995       CHANGE             1996           1995       CHANGE
                                                  ----         ----       ------             ----           ----       ------
   Salaries                                     $ 63,890     $ 61,855       3.3%           $189,463       $177,047       7.0%
   Employee benefits                              15,565       13,950      11.6              47,984         42,493      12.9
                                                --------     --------                      --------       --------
       Total Personnel Expense                    79,455       75,805       4.8             237,447        219,540       8.2
   Net occupancy                                  10,342       10,285        .6              29,683         28,151       5.4
   Equipment                                      12,654       10,954      15.5              36,386         32,220      12.9
   Marketing/business development                  2,685        3,192     (15.9)              7,973          9,634     (17.2)
   Postage and freight                             5,351        4,899       9.2              16,526         14,658      12.7
   Office supplies                                 2,948        3,221      (8.5)              9,419          9,610      (2.0)
   Communications                                  2,713        2,958      (8.3)              8,132          7,760       4.8
   Legal and professional                          2,407        3,155     (23.7)              7,765          8,515      (8.8)
   Credit card                                     4,069        4,374      (7.0)             11,310          9,625      17.5
   FDIC insurance                                  1,185          791      49.8               3,726         15,215     (75.5)
   Nonrecurring FDIC insurance                    12,385           --        --              12,385             --        --
   Foreclosed property expense                      (232)          42        --                (593)           722        --
   Intangible asset amortization                   2,728        2,618       4.2               8,114          6,990      16.1
   Nonrecurring merger-related expense                --           --        --              41,678             --        --
   Other                                          17,386       13,612      27.7              52,219         44,480      17.4
                                                --------     --------                      --------       --------
       Total Other Expense                      $156,076     $135,906      14.8            $482,170       $407,120      18.4
                                                ========     ========                      ========       ========
   RATIOS EXCLUDING NONRECURRING EXPENSE
     Efficiency ratio                              56.66%       56.22%                        57.21%         56.92%
     Other expense to average assets                3.19         3.05                          3.16           3.13

    ---------------------------------------------------------------------------

    In September 1995, Mercantile received a $5,500,000 rebate from the FDIC relating to overpaid insurance premiums for the months of June through September 1995. That refund was classified as a reduction in FDIC insurance expense. Due to this refund and the special SAIF assessment in the third quarter of 1996, FDIC insurance increased by $896,000 from last year.

   Exhibit 5 details the composition of all other operating expenses. The increases in year-to-date credit card, communications and postage expenses were due primarily to the costs of servicing SBC co-branded credit card customers. Intangible asset amortization increased by $1,124,000 or 16.1%, due primarily to the amortization of the goodwill recorded on the Plains Spirit, Metro, Conway and Peoples acquisitions.

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for possible loan losses was $202,149,000 or 1.66% of loans outstanding at September 30, 1996. This compared with $201,780,000 or 1.72% at year's end and $209,428,000 or 1.75% at September 30, 1995. The reserve for possible loan losses as a percentage of non-performing loans was 348.56% compared with 245.18% at year-end and 366.62% last year.

   ----------------------------------------------------------------------------

   EXHIBIT 6

   RESERVE FOR POSSIBLE LOAN LOSSES
   ($ IN THOUSANDS)

                                                       THIRD QUARTER                              NINE MONTHS
                                                   1996              1995                    1996              1995
                                                   ----              ----                    ----              ----
   BEGINNING BALANCE                               $205,687          $200,987                $201,780          $215,849
   PROVISION                                         12,109             8,504                  55,915            29,177
   Charge-offs                                      (21,061)          (16,568)                (73,116)          (50,347)
   Recoveries                                         4,954             4,802                  14,972            12,919
                                                   --------          --------                --------          --------
     NET CHARGE-OFFS                                (16,107)          (11,766)                (58,144)          (37,428)
   Acquired reserves                                    460            11,703                   2,598            13,830
   Transfer to Mercantile Credit Card Master
   Trust                                                 --                --                      --           (12,000)
                                                   --------          --------                --------          --------
     ENDING BALANCE                                $202,149          $209,428                $202,149          $209,428
                                                   ========          ========                ========          ========
   LOANS AND LEASES
     September 30 balance                       $12,166,461       $11,948,486             $12,166,461       $11,948,486
                                                ===========       ===========             ===========       ===========
     Average balance                            $12,027,329       $11,827,952             $11,894,103       $11,403,321
                                                ===========       ===========             ===========       ===========
   RATIOS
     Reserve balance to outstanding loans              1.66%             1.75%                   1.66%             1.75%
     Reserve balance to non-performing loans         348.56            366.62                  348.56            366.62
     Net charge-offs to average loans                   .54               .40                     .65               .44
     Earnings coverage of net charge-offs              5.83X             8.65x                   4.33X             7.89x

   ---------------------------------------------------------------------------

   The year-to-date 1996 provision for possible loan losses was $55,915,000 compared with $29,177,000 last year. The first quarter of 1996 included a nonrecurring merger-related provision of $10,851,000 which was recorded largely to conform the credit policies of recently acquired entities to those of Mercantile; an additional $10,000,000 in provision was recorded during the first quarter of 1996 in connection with an $11,000,000 charge-off of a credit to a St. Louis-based specialty retailer that declared bankruptcy in late 1995.

   The annualized ratio of net charge-offs to average loans for the first nine months of 1996 was .65% compared with .44% last year, while the corresponding net charge-off figures were $58,144,000 and $37,428,000, respectively. The $11,000,000 charge-off mentioned above increased the 1996 annualized ratio of net charge-offs to average loans by 12 basis points. Excluding securitized credit cards, net credit card charge-offs were $42,968,000 in 1996 versus $28,225,000 last year, and represented 6.84% of average credit card loans compared with 4.87% in 1995. Approximately 36% of the 1996 credit card losses were a result of bankruptcy claims. In the second quarter of 1995, $12,000,000 of the Corporation's loan loss reserve was transferred with the securitized loans to the Mercantile Credit Card Master Trust in conjunction with the May 17, 1995 securitization. Excluding credit card net charge-offs and the $11,000,000 nonrecurring loss, net charge-offs were only $4,176,000 or .05% of average loans for the first nine months of 1996.

   Mercantile evaluates the reserves of all banks on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of each bank's reserve for possible loan losses. Management believes the consolidated reserve of 1.66% of total loans and 348.56% of non-performing loans as of September 30, 1996 was adequate based on the risks identified at such date in the portfolios.

NON-PERFORMING ASSETS

   Non-performing loans (non-accrual and renegotiated loans) were $57,996,000 or .48% of total loans outstanding at September 30, 1996 compared with $63,738,000 or .53% at June 30, 1996 and $82,299,000 or .70% at December 31,
   1995. Foreclosed assets at September 30, 1996 were $12,064,000 compared with $8,061,000 at June 30, 1996 and $12,591,000 at year's end. The ratio of non-performing assets to outstanding loans and foreclosed assets was .58% at September 30, 1996 compared with .60% at June 30, 1996 and .81% at December 31, 1995.

   Non-accrual loans decreased by $5,185,000 from the June 30, 1996 level, which was caused primarily by the foreclosure of a St. Louis commercial real estate mortgage loan. As of September 30, 1996, Mercantile had only three non-accrual loans with balances in excess of $1,000,000, the largest totaling $3,700,000.
---------------------------------------------------

EXHIBIT 7

NON-PERFORMING ASSETS
($ IN THOUSANDS)

                                        SEPT. 30         DEC. 31        SEPT. 30
                                          1996            1995            1995
                                        --------         -------        --------
NON-ACCRUAL LOANS
  Commercial                             $13,512         $39,222         $20,310
  Real estate--commercial                 15,656          17,953          16,717
  Real estate--construction                  666             342             326
  Real estate--residential                20,917          17,327          12,999
  Consumer                                 3,935           4,361           3,809
                                         -------         -------         -------
    Total Non-accrual Loans               54,686          79,205          54,161
RENEGOTIATED LOANS                         3,310           3,094           2,963
                                         -------         -------         -------
TOTAL NON-PERFORMING LOANS               $57,996         $82,299         $57,124
                                         =======         =======         =======
FORECLOSED ASSETS
  Foreclosed real estate                 $ 9,868         $ 9,951         $12,700
  Other foreclosed assets                  2,196           2,640           2,772
                                         -------         -------         -------
TOTAL FORECLOSED ASSETS                  $12,064         $12,591         $15,472
                                         =======         =======         =======
TOTAL NON-PERFORMING ASSETS              $70,060         $94,890         $72,596
                                         =======         =======         =======
PAST-DUE LOANS
  (90 DAYS OR MORE)                      $32,336         $27,242         $22,006
                                         =======         =======         =======
RATIOS
  Non-performing loans to
    outstanding loans                        .48%            .70%            .48%
  Non-performing assets to
    outstanding loans and
    foreclosed assets                        .58             .81             .61
  Non-performing assets to
    total assets                             .38             .53             .40

--------------------------------------------------------------------

   All loans classified as renegotiated were performing in accordance with their modified terms at September 30, 1996. Foreclosed assets increased by $4,003,000 from June 30, 1996 due to the foreclosure of the commercial real estate mortgage non-accrual loan previously noted; this was the only foreclosed property at September 30, 1996 with a book value exceeding $1,000,000. Loans past due 90 days and still accruing interest were up slightly from the June 30, 1996 level and consisted largely of credit card, consumer and residential mortgage loans.

CAPITAL RESOURCES

   Mercantile maintains a strong capital base which provides a solid foundation for asset growth and promotes depositor and investor confidence. Capital management is a continuous process at Mercantile and is focused on ensuring that adequate capital is available for both current needs and anticipated growth. This strategy has enabled the Corporation to profitably expand its balance sheet, while maintain-
---------------------------------------------------

EXHIBIT 8

RISK-BASED CAPITAL
($ IN THOUSANDS)

                           SEPT. 30         DEC. 31        SEPT. 30
                             1996            1995            1995
                           --------         -------        --------
Capital
  Tier I                  $ 1,401,095     $ 1,509,061     $ 1,504,026
  Total                     1,783,750       1,890,362       1,883,065
Risk-adjusted assets       12,567,917      12,352,966      12,156,919
Tier I capital to risk-
  adjusted assets               11.15%          12.22%          12.37%
Total capital to risk-
  adjusted assets               14.19           15.30           15.49
Leverage                         7.73            8.54            8.48
Double leverage                109.04          107.93          107.56
Long-term debt to total
  capitalization                16.48           16.57           17.59

--------------------------------------------------------------------

   ing capital ratios stronger than those of other quality banking organizations, and well in excess of regulatory standards.

   At September 30, 1996, shareholders' equity was $1.5 billion, a decrease of 4.8% from September 30, 1995. During the first nine months of 1996, Mercantile repurchased 3,898,600 shares of its common stock via designated broker dealers. A final settlement price has not been determined for 2,000,000 of those shares. Some of the stock was reissued in the Conway, Metro and Peoples acquisitions while some was held for reissuance in conjunction with the 1994 Stock Incentive Plan. An estimated 2,036,000 in treasury shares will be reissued in the Today's Bancorp, Inc., First Financial Corporation of America and Regional Bancshares, Inc. transactions. Any remaining treasury shares will likely be reissued in the Mark Twain transaction. Partially offsetting the share buyback was net earnings retained, as well as stock issued under various employee benefit plans and acquisitions accounted for as purchases or poolings-of-interests without restatement. Equity represented 8.43% of assets at September 30, 1996 compared with 8.95% a year ago.

   The Parent Company's double leverage ratio, which measures the extent to which the equity capital of its subsidiaries is supported by parent company debt rather than equity, was 109.04% at September 30, 1996 compared with 107.93% at year-end and 107.56% at September 30, 1995. Exhibit 8 details significant capital ratios and intangible assets.

   As interest rates declined during 1995, the Corporation recorded a favorable adjustment to equity of $47,494,000 through December 31, 1995 on available-for-sale investment securities held. In the first nine months of 1996, the net fair value adjustment lowered equity by $24,828,000, due largely to an increase in longer-term interest rates, thus reducing the equity to assets ratio at September 30, 1996 in comparison with year-end. In conjunction with the acquisition of TCBankshares, Inc. on May 1, 1995, the Corporation assumed, through an exchange, 14,806 shares of preferred stock with a book value of $12,153,000. These preferred shares were redeemed in March 1996.

   On July 11, 1996, the Board of Directors authorized the repurchase of up to 6,000,000 shares of the Corporation's common stock over the next twelve-month period. This authorization was inclusive of shares to be repurchased in connection with the previously announced pending acquisitions. On October 28, 1996, the Corporation rescinded all previously announced share repurchase programs and stated it may repurchase up to 700,000 shares in the open market that would be reissued in the Mark Twain transaction.

   On July 11, 1996, the Board of Directors declared a cash dividend of $.41 per common share, which was paid October 1, 1996, representing a 44.57% payout of third quarter 1996 earnings. Book value per common share was $25.51 at September 30, 1996 compared with $25.31 a year earlier, an increase of .8%. Public debt ratings of the Corporation and Mercantile Bank N.A. are shown in Exhibit 9.
   ----------------------------------------------------------------------------

   EXHIBIT 9

   DEBT RATINGS

                                                                                      THOMSON               STANDARD
                                             MOODY'S              FITCH              BANKWATCH              & POOR'S
                                             -------              -----              ---------              --------
    MERCANTILE BANCORPORATION INC.
    Issuer Rating                                                                        B
    Commercial Paper                                                F1                 TBW-1
    7.625% Subordinated Notes, due 2002        Baa1                                     BBB+                   BBB
    MERCANTILE BANK N.A.
    Bank Notes                                A1/P-1                                     A
    6.375% Subordinated Notes, due 2004         A3                  A                    A-                   BBB+
    9.000% Mortgage-backed Notes, due 1999     AAA
    Certificates of Deposit                                                            TBW-1                 A-/A-2
    Letters of Credit                                                                  TBW-1                 A-/A-2

   ----------------------------------------------------------------------------

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)

                                                        1995                                              1996
                                   1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.         1ST QTR.     2ND QTR.     3RD QTR.
                                   --------     --------     --------     --------         --------     --------     --------
INTEREST INCOME
  Interest and fees on loans and
    leases                         $246,749     $251,438     $259,097     $263,768         $257,044     $259,105     $262,310
  Investments in debt and equity
    securities                       62,784       62,811       64,016       62,554           63,581       66,811       66,219
  Short-term investments              4,663        4,851        5,952        5,261            4,615        4,416        3,600
                                   --------     --------     --------     --------         --------     --------     --------
      Total Interest Income         314,196      319,100      329,065      331,583          325,240      330,332      332,129
  Tax-equivalent adjustment           4,405        4,230        4,125        3,810            3,921        3,768        3,701
                                   --------     --------     --------     --------         --------     --------     --------
      TAXABLE-EQUIVALENT INTEREST
        INCOME                      318,601      323,330      333,190      335,393          329,161      334,100      335,830
INTEREST EXPENSE
  Deposits                          110,577      121,798      130,959      132,529          131,386      127,931      126,453
  Borrowed funds                     31,706       31,905       32,487       28,573           24,118       25,679       30,254
                                   --------     --------     --------     --------         --------     --------     --------
      Total Interest Expense        142,283      153,703      163,446      161,102          155,504      153,610      156,707
                                   --------     --------     --------     --------         --------     --------     --------
      TAXABLE-EQUIVALENT NET
        INTEREST INCOME             176,318      169,627      169,744      174,291          173,657      180,490      179,123
PROVISION FOR POSSIBLE LOAN LOSSES   13,990        6,683        8,504        7,353           33,168       10,638       12,109
OTHER INCOME
  Trust                              16,717       17,594       17,831       18,609           19,354       20,749       19,388
  Service charges                    18,500       18,820       19,011       19,077           19,272       19,905       20,315
  Credit card fees                    7,069        4,698        3,855        4,068            1,449        8,130        8,936
  Securitization revenue                 --        4,523        8,397       10,085            4,502        3,325        4,198
  Mortgage banking                    2,078        2,340        2,342        4,062            3,120        2,252        2,421
  Investment banking and brokerage    2,304        2,873        3,194        2,995            3,143        3,216        3,311
  Securities gains (losses)             (54)       2,152        1,678          266           (2,956)          98           15
  Other                              16,087       11,910       15,697       14,875           11,400       20,482       15,904
                                   --------     --------     --------     --------         --------     --------     --------
      Total Other Income             62,701       64,910       72,005       74,037           59,284       78,157       74,488
OTHER EXPENSE
  Personnel expense                  72,543       71,192       75,805       79,085           79,256       78,736       79,455
  Net occupancy and equipment        19,391       19,741       21,239       22,303           21,316       21,757       22,996
  Other                              43,992       44,355       38,862       45,240           82,198       42,831       53,625
                                   --------     --------     --------     --------         --------     --------     --------
      Total Other Expense           135,926      135,288      135,906      146,628          182,770      143,324      156,076
                                   --------     --------     --------     --------         --------     --------     --------
TAXABLE-EQUIVALENT INCOME BEFORE
  INCOME TAXES                       89,103       92,566       97,339       94,347           17,003      104,685       85,426
INCOME TAXES
  Income taxes                       29,265       30,449       30,450       33,945            8,517       35,841       26,049
  Tax-equivalent adjustment           4,405        4,230        4,125        3,810            3,921        3,768        3,701
                                   --------     --------     --------     --------         --------     --------     --------
    Adjusted Income Taxes            33,670       34,679       34,575       37,755           12,438       39,609       29,750
                                   --------     --------     --------     --------         --------     --------     --------
      NET INCOME                   $ 55,433     $ 57,887     $ 62,764     $ 56,592         $  4,565     $ 65,076     $ 55,676
                                   ========     ========     ========     ========         ========     ========     ========
NET INCOME PER COMMON SHARE            $.91         $.95         $.99         $.89             $.07        $1.04         $.92
SIGNIFICANT RATIOS
  Return on assets                     1.30%        1.35%        1.41%        1.27%             .10%        1.43%        1.23%
  Return on equity                    15.35        15.64        15.75        13.91             1.09        16.15        14.28

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)

                                                                                 1995
                                             1ST QTR.                2ND QTR.                3RD QTR.                4TH QTR.
                                       -------------------     -------------------     -------------------     -------------------
                                       VOLUME     RATE<F*>     VOLUME     RATE<F*>     VOLUME     RATE<F*>     VOLUME     RATE<F*>
                                       ------     --------     ------     --------     ------     --------     ------     --------

ASSETS
    Earning Assets
      Loans and leases, net of
       unearned income
        Commercial                   $ 2,802,058    8.67%    $ 2,951,939    8.85%    $ 3,027,078    8.74%    $ 2,994,035    8.66%
        Real estate--commercial        1,905,988    8.75       1,938,588    9.08       2,017,018    9.04       2,070,714    8.99
        Real estate--construction        323,263    8.62         343,408    8.75         331,093    8.99         309,843    9.27
        Real estate--residential       3,570,859    7.83       3,675,443    7.98       4,062,840    8.11       4,023,306    8.15
        Consumer                       1,630,222    8.18       1,629,008    8.55       1,674,574    8.93       1,676,466    8.99
        Credit card                      874,007   16.16         729,319   15.21         715,349   11.95         788,126   13.45
                                     -----------             -----------             -----------             -----------
          Total Loans and Leases      11,106,397    8.93      11,267,705    8.97      11,827,952    8.80      11,862,490    8.93

      Investments in debt and
       equity securities
        Trading                           12,375    5.27           6,907    6.25           4,203    5.42           7,646    5.39
        Taxable                        3,843,721    5.83       3,814,295    5.92       3,842,518    6.03       3,758,841    6.03
        Tax-exempt                       469,011    8.42         456,124    8.12         440,220    8.18         427,748    8.08
                                     -----------             -----------             -----------             -----------
          Total Investments in Debt
            and Equity Securities      4,325,107    6.11       4,277,326    6.16       4,286,941    6.25       4,194,235    6.24
      Short-term investments             308,670    6.04         318,263    6.10         380,509    6.26         342,903    6.14
                                     -----------             -----------             -----------             -----------
          Total Earning Assets        15,740,174    8.10      15,863,294    8.15      16,495,402    8.08      16,399,628    8.18
    Non-earning assets                 1,268,919               1,351,717               1,343,947               1,374,196
                                     -----------             -----------             -----------             -----------
          Total Assets               $17,009,093             $17,215,011             $17,839,349             $17,773,824
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

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)

                                                                1996
                                                   1ST QTR.              2ND QTR.              3RD QTR.
                                              ------------------    ------------------    ------------------
                                              VOLUME    RATE<F*>    VOLUME    RATE<F*>    VOLUME    RATE<F*>
                                              ------    --------    ------    --------    ------    --------

ASSETS
    Earning Assets
      Loans and leases, net of unearned
       income
        Commercial                          $ 3,006,310   8.38%   $ 3,064,431   8.29%   $ 3,101,229   8.35%

        Real estate--commercial               2,133,882   8.69      2,119,736   8.60      2,045,926   8.70

        Real estate--construction               300,847   8.99        289,408   9.48        336,511   9.14

        Real estate--residential              3,833,423   8.14      3,857,914   8.21      3,993,186   8.18

        Consumer                              1,691,444   8.84      1,695,275   8.84      1,698,142   8.89

        Credit card                             832,458  12.77        828,395  13.30        852,335  12.69
                                            -----------           -----------           -----------

          Total Loans and Leases             11,798,364   8.75     11,855,159   8.78     12,027,329   8.76

      Investments in debt and equity
       securities

        Trading                                   7,610   4.99          3,475   5.29          1,473   5.43

        Taxable                               3,854,326   5.98      4,057,430   6.04      3,974,950   6.11

        Tax-exempt                              434,268   8.02        414,396   7.94        403,208   8.03
                                            -----------           -----------           -----------

          Total Investments in Debt and
            Equity Securities                 4,296,204   6.19      4,475,301   6.21      4,379,631   6.29

      Short-term investments                    316,095   5.84        309,687   5.70        248,944   5.78
                                            -----------           -----------           -----------

          Total Earning Assets               16,410,663   8.02     16,640,147   8.03     16,655,904   8.07

    Non-earning assets                        1,454,584             1,561,982             1,383,069
                                            -----------           -----------           -----------

          Total Assets                      $17,865,247           $18,202,129           $18,038,973
                                            ===========           ===========           ===========

LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing                $ 2,037,439           $ 2,721,330           $ 2,639,046

        Interest bearing demand               2,238,451   2.19      2,231,716   2.12      2,186,130   2.13

        Money market accounts                 1,971,778   3.89      2,030,992   3.81      2,061,211   3.90

        Savings                               1,073,847   2.29      1,077,854   2.25      1,051,874   2.26

        Consumer time certificates under
         $100,000                             5,358,411   5.59      5,303,994   5.50      5,192,639   5.49

        Other time                               39,256  19.88        234,904   3.33        234,143   3.32
                                            -----------           -----------           -----------

          Total Core Deposits                12,719,182   4.28     13,600,790   4.12     13,365,043   4.13

        Time certificates $100,000 and over   1,027,545   5.63        993,405   5.51        928,385   5.56

        Foreign                                 174,667   5.73        152,075   5.58        189,295   5.65
                                            -----------           -----------           -----------

          Total Purchased Deposits            1,202,212   5.65      1,145,480   5.52      1,117,680   5.58
                                            -----------           -----------           -----------

          Total Deposits                     13,921,394   4.42     14,746,270   4.26     14,482,723   4.27

      Short-term borrowings                   1,434,235   3.94      1,030,693   6.12      1,165,000   6.98

      Bank notes                                265,385   5.99        275,000   5.73        275,000   5.92

      Long-term debt                            325,149   7.42        321,894   7.44        309,799   7.58
                                            -----------           -----------           -----------

          Total Acquired Funds               15,946,163   4.47     16,373,857   4.50     16,232,522   4.61

    Other liabilities                           244,304               216,388               247,329

SHAREHOLDERS' EQUITY                          1,674,780             1,611,884             1,559,122
                                            -----------           -----------           -----------

          Total Liabilities and
            Shareholders' Equity            $17,865,247           $18,202,129           $18,038,973
                                            ===========           ===========           ===========

SIGNIFICANT RATIOS

      Net interest rate spread                            3.55%                 3.53%                 3.46%
      Net interest rate margin                            4.23                  4.34                  4.30

<F*>Taxable-equivalent basis.



                                                    1995                  1996
                                                 NINE MONTHS           NINE MONTHS
                                              ------------------    ------------------
                                              VOLUME    RATE<F*>    VOLUME    RATE<F*>
                                              ------    --------    ------    --------

ASSETS
    Earning Assets
      Loans and leases, net of unearned
       income
        Commercial                          $ 2,927,854   8.75%   $ 3,057,488   8.34%

        Real estate--commercial               1,954,274   8.96      2,099,650   8.67

        Real estate--construction               332,619   8.79        309,023   9.19

        Real estate--residential              3,771,512   7.97      3,895,198   8.18

        Consumer                              1,644,755   8.55      1,694,964   8.86

        Credit card                             772,307  14.57        837,780  12.91
                                            -----------           -----------

          Total Loans and Leases             11,403,321   8.90     11,894,103   8.76

      Investments in debt and equity
       securities

        Trading                                   7,798   5.61          4,176   5.14

        Taxable                               3,833,511   5.93      3,962,287   6.05

        Tax-exempt                              455,013   8.25        417,237   8.00
                                            -----------           -----------

          Total Investments in Debt and
            Equity Securities                 4,296,332   6.17      4,383,700   6.23

      Short-term investments                    336,076   6.14        291,419   5.78
                                            -----------           -----------

          Total Earning Assets               16,035,719   8.11     16,569,222   8.04

    Non-earning assets                        1,321,803             1,466,243
                                            -----------           -----------

          Total Assets                      $17,357,522           $18,035,465
                                            ===========           ===========

LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing                $ 2,223,804           $ 2,466,573

        Interest bearing demand               2,142,701   2.18      2,218,650   2.15

        Money market accounts                 1,765,300   3.89      2,021,471   3.87

        Savings                               1,116,533   2.37      1,067,798   2.27

        Consumer time certificates under
         $100,000                             5,069,864   5.34      5,284,676   5.53

        Other time                              136,805   5.65        169,671   4.59
                                            -----------           -----------

          Total Core Deposits                12,455,007   4.11     13,228,839   4.18

        Time certificates $100,000 and over     892,629   5.74        982,910   5.57

        Foreign                                 206,688   6.26        172,076   5.65
                                            -----------           -----------

          Total Purchased Deposits            1,099,317   5.84      1,154,986   5.58
                                            -----------           -----------

          Total Deposits                     13,554,324   4.28     14,383,825   4.32

      Short-term borrowings                   1,557,817   5.82      1,209,811   5.53

      Bank notes                                202,747   6.43        271,807   5.88

      Long-term debt                            329,988   7.40        318,914   7.48
                                            -----------           -----------

          Total Acquired Funds               15,644,876   4.56     16,184,357   4.53

    Other liabilities                           205,779               236,052

SHAREHOLDERS' EQUITY                          1,506,867             1,615,056
                                            -----------           -----------

          Total Liabilities and
            Shareholders' Equity            $17,357,522           $18,035,465
                                            ===========           ===========

SIGNIFICANT RATIOS

      Net interest rate spread                            3.55%                 3.51%
      Net interest rate margin                            4.29                  4.29

<F*>Taxable-equivalent basis.

                          PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      10.1 Agreement and Plan of Reorganization dated October 27, 1996 by and between Mercantile Bancorporation Inc., Ameribanc, Inc. and
            Mark Twain Bancshares, Inc., filed as Exhibit 2.1 to Registrant's Report on Form 8-K filed on November 6, 1996, is incorporated herein by this reference.

      10.2 Stock Option Agreement, dated October 27, 1996, by and between Mercantile Bancorporation Inc., as grantee, and Mark Twain Bancshares, Inc., as issuer, filed as Exhibit 2.2 to Registrant's Report on Form 8-K filed on November 6, 1996, is incorporated herein by this reference.

      27    Financial Data Schedule

      99 Form of Support Agreement entered into between certain officers and directors of Mark Twain Bancshares, Inc. and Registrant, filed as Exhibit 99.3 to Registrant's Schedule 13D filed on November 6, 1996, is incorporated herein by this reference.

(b)   Reports on Form 8-K

      Registrant filed one (1) Current Report on Form 8-K on November 6,
      1996. In that Report, under Item 5, Registrant disclosed that on October 27, 1996, it had entered into, and briefly described certain of the terms of, an Agreement and Plan of Reorganization (the "Merger Agreement") with Mark Twain Bancshares, Inc. ("Mark Twain"). Pursuant to that Merger Agreement, Mark Twain is to be merged with and into a wholly-owned subsidiary of Registrant, with the shareholders of Mark Twain to receive
      0.952 of a share of Registrant common stock, par value $5.00 per share, for each share of Mark Twain common stock, par value $1.25 per share. An aggregate of approximately 17,200,000 shares of Registrant's common stock will be issued to Mark Twain shareholders in the transaction. The Current Report also briefly described the terms of a Stock Option Agreement between Registrant as grantee and Mark Twain as issuer, and Support Agreements between Registrant and certain directors and officers of Mark Twain, who in the aggregate have voting power over approximately 14.9% of the outstanding shares of Mark Twain common stock, all entered into simultaneously with execution of the Merger Agreement.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MERCANTILE BANCORPORATION INC.
                                                 (Registrant)


Date  November 13, 1996                        /s/  JOHN Q. ARNOLD
      -------------------------------  -----------------------------------
                                                John Q. Arnold
                                             Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION                                LOCATION
-----------                                   -----------                                --------
    10.1                           Agreement and Plan of Reorganization             Incorporated herein
                                   dated October 27, 1996 by and                    by reference
                                   between Mercantile Bancorporation Inc.,
                                   Ameribanc, Inc. and Mark Twain
                                   Bancshares, Inc., filed as Exhibit 2.1
                                   to Registrant's Report on Form 8-K
                                   filed on November 6, 1996, is
                                   incorporated herein by this
                                   reference.

    10.2                           Stock Option Agreement, dated October 27,        Incorporated herein
                                   1996, by and between Mercantile                  by reference
                                   Bancorporation Inc., as grantee, and Mark
                                   Twain Bancshares, Inc., as issuer, filed as
                                   Exhibit 2.2 to Registrant's Report on Form
                                   8-K filed on November 6, 1996, is
                                   incorporated herein by this reference.

    27                             Financial Data Schedule                          Included herein

    99                             Form of Support Agreement entered into           Incorporated herein
                                   between certain officers and                     by reference
                                   directors of Mark Twain Bancshares, Inc.
                                   and Registrant, filed as Exhibit
                                   99.3 to Registrant's Schedule 13D
                                   filed on November 6, 1996, is incorporated
                                   herein by this reference.