Form 10-K405
period 1996-12-31
MERCANTILE BANCORPORATION INC
filed 1997-02-20
CIK 64907

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NO. 1-11792


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

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JANUARY 31, 1997:

                  COMMON STOCK, $5.00 PAR VALUE, $2,566,265,226

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S
                CLASSES OF COMMON STOCK, AS OF JANUARY 31, 1997:

          COMMON STOCK $5.00 PAR VALUE, 60,757,050 SHARES OUTSTANDING

                     DOCUMENT INCORPORATED BY REFERENCE
            AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENT BELOW ARE
                         INCORPORATED BY REFERENCE:

               DOCUMENT                             PART-FORM 10-K
               --------                             --------------

REGISTRANT'S PROXY STATEMENT FOR THE 1997                 III
ANNUAL MEETING OF SHAREHOLDERS

================================================================================

                          FORM 10-K TABLE OF CONTENTS

PART I                                                                                                                PAGE
                                                                                                                      ----
  Item  1--Business.................................................................................................   1

  Item  2--Properties...............................................................................................   6

  Item  3--Legal Proceedings........................................................................................   6

  Item  4--Submission of Matters to a Vote of Security Holders......................................................   6


PART II

  Item  5--Market for the Registrant's Common Equity and Related Shareholder Matters................................   6

  Item  6--Selected Financial Data..................................................................................   6

  Item  7--Management's Discussion and Analysis of Financial Condition and Results of Operations....................   7<F*>

  Item  8--Financial Statements and Supplementary Data..............................................................  31

  Item  9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................  58


PART III

  Item 10--Directors and Executive Officers of the Registrant.......................................................  58

  Item 11--Executive Compensation...................................................................................  58

  Item 12--Security Ownership of Certain Beneficial Owners and Management...........................................  58

  Item 13--Certain Relationships and Related Transactions...........................................................  59


PART IV

  Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................  59

  Signatures........................................................................................................  62

<F*>Management's discussion and analysis includes forward-looking statements. Many factors effect Mercantile Bancorporation Inc.'s ("Corporation") financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services. Because these factors are unpredictable and beyond the Corporation's control, earnings may fluctuate from period to period. The purpose of this discussion and analysis is to provide Form 10-K readers with information relevant to understanding and assessing the financial condition and results of operations of the Corporation.

                                    PART I

ITEM 1. BUSINESS

                                  THE COMPANY

  Mercantile Bancorporation Inc. ("Mercantile" or "Corporation") is a bank holding company which, as of January 31, 1997, owned all of the stock (except for directors' qualifying shares) of Mercantile Bank National Association ("Mercantile Bank") formerly known as Mercantile Bank of St. Louis National Association, 28 commercial banks located throughout Missouri, Illinois, eastern Kansas, Iowa and Arkansas, one federal savings bank located in Davenport, Iowa, and other non-banking subsidiaries. At December 31, 1996, Mercantile's consolidated assets were $18,986,959,000, consolidated loans were $12,772,920,000, consolidated deposits were $14,819,887,000 and consolidated shareholders' equity was $1,634,027,000. At December 31, 1996, Mercantile Bank and its consolidated subsidiaries had assets of $7,441,073,000, loans of $4,236,557,000, deposits of $4,808,933,000 and shareholder's equity of $503,263,000.

  Mercantile has its principal offices at One Mercantile Center, St. Louis, Missouri 63101 (telephone number 314-425-2525).

                                   BUSINESS

GENERAL

  Mercantile was organized on March 10, 1970, as a Missouri corporation for the purpose of becoming a multi-bank holding company. Mercantile commenced operations as a bank holding company in March 1971. Since then Mercantile has acquired and organized additional banks, bank holding companies and a federal savings bank, located throughout Missouri, Illinois, eastern Kansas, Iowa and Arkansas.

FINANCIAL SUMMARY OF MERCANTILE

  A financial summary of Mercantile and its consolidated subsidiaries is detailed below:

                                                                   DECEMBER 31
                                  ----------------------------------------------------------------------------
                                  1996              1995              1994              1993              1992
                                  ----              ----              ----              ----              ----
                                                                   (THOUSANDS)

Total assets                   $18,986,959       $17,928,041       $16,723,887       $16,293,187       $16,032,843

Loans and leases                12,772,920        11,730,887        10,904,106         9,808,786         9,570,372

Investments in debt
  and equity securities          4,038,575         4,210,756         4,280,259         4,670,382         4,631,862

Deposits                        14,819,887        13,714,260        12,864,890        13,243,141        13,260,362

Shareholders' equity             1,634,027         1,639,587         1,408,690         1,295,221         1,142,891

SUBSIDIARIES

  The table setting forth the names and locations of Mercantile's subsidiary financial institutions is included on Pages 65-67.

SERVICES AND TRANSACTIONS WITH SUBSIDIARIES

  Mercantile provides it subsidiaries with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, insurance, operations, marketing, credit analysis and administration, loan support and participations, investments, auditing, trust, data processing, bank security and banking and corporate law. A fee is charged by Mercantile for these services. The responsibility for the management of each subsidiary remains with its Board of Directors and with the officers elected by each Board.

  Intercompany transactions between Mercantile and its subsidiaries are subject to restrictions of existing banking and savings and loan laws and accepted principles of fair dealing.

  Mercantile had 186 full-time equivalent employees at December 31, 1996. Mercantile uses the premises of Mercantile Bank for its offices and pays Mercantile Bank a fee for services and facilities furnished to it.

EMPLOYEES

  At December 31, 1996, Mercantile and its subsidiaries had 7,890 full-time equivalent employees. Mercantile provides a variety of employment benefits and believes it enjoys a good relationship with its employees.

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

  Correspondent Banking. In addition to Mercantile's services for individuals and corporations, its largest subsidiary bank, Mercantile Bank, is a correspondent bank for 405 commercial banks located throughout the United States. Correspondent banking services to banks in Kansas and western Missouri are provided through Mercantile Bank (Kansas/Kansas City) and Mercantile Bank of Topeka. In addition, Mercantile Bank of Joplin provides correspondent services for banks in its area. Correspondent banking services include the processing of checks and collection items, loan assistance and assistance with training and operations.

  Trust and Investment Advisory Services. Mercantile, through its subsidiaries, offers clients all types of fiduciary services, ranging from the management of funds for individuals, corporate retirement plans and charitable foundations to the administration of estates and trusts. To investors it offers portfolio management, advisory and custodian services. Mercantile Trust Company National Association is a nationally-chartered bank which provides individual trust services. Mississippi Valley Advisors, Inc., a registered investment advisor and subsidiary of Mercantile Bank, among other things, provides investment advisory services for employee benefit funds, including pension and profit-sharing plans, endowment funds and registered mutual funds. At December 31, 1996, Mercantile subsidiaries managed investments with a market value of approximately $17.9 billion and administered $8.4 billion in non-managed assets. Certain of Mercantile's subsidiary banks provide trust and investment services to individual and corporate customers with assistance from Mercantile Bank.

  Investment Activities. Mercantile Bank offers a wide range of investment services to individuals, corporations, correspondent banks and others. Included in those services are foreign exchange, derivative products, money market and bond trading operations which serve banks and corporations in the purchase and sale of various investments and/or hedging instruments. In addition, Mercantile Bank is registered as a municipal securities dealer.

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

  International. Mercantile Bank maintains accounts at 38 foreign banks, and 32 foreign banks maintain accounts at Mercantile Bank. In addition, Mercantile Bank is engaged in providing its customers with international banking services. Mercantile Bank and Mercantile Bank (Kansas/Kansas City) offer a wide range of services to their customers involved in international business including currency exchange and letters of credit. Mercantile Bank maintains a Hong Kong subsidiary, Mercantile Trade Services Ltd., which enables the bank to issue, amend and negotiate letters of credit in Hong Kong on behalf of the bank's importing customers. Customers of other subsidiary banks with a need for international services are referred to these banks.

  Mercantile Bank also maintains a branch in the City of Georgetown in the Grand Cayman Islands. This branch enables Mercantile Bank to participate in the Eurodollar market for deposits and loans. At December 31, 1996, total deposits of the foreign branch amounted to $448,906,000.

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

  Mercantile and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of Mercantile's subsidiaries, and therefore the earnings of Mercantile, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency (the "Comptroller") and the Office of Thrift Supervision (the "OTS"), and various state financial institution regulatory agencies. In addition, there are numerous governmental requirements and regulations that affect the activities of Mercantile and its subsidiaries.

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

  Payment of Dividends. Mercantile is a legal entity separate and distinct from its financial institutions and other subsidiaries. The principal source of Mercantile's revenues is dividends from its financial institution subsidiaries. Various federal and state statutory provisions limit the amount of dividends an affiliate financial institution can pay to Mercantile without regulatory approval. The approval of federal and state bank regulatory agencies, as appropriate, is required for any dividend if the total of all dividends declared in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. In addition, a national bank or a state member bank may not pay a dividend in an amount greater than its net profits then on hand. The payment of dividends by any financial institution subsidiary may also be affected by other factors, such as the maintenance of adequate capital.

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

  In general, the risk-related standards require financial institutions and financial institution holding companies to maintain certain capital levels based on "risk-adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance-sheet activities such as loan commitments. Mercantile and each of its subsidiary financial institutions exceed all applicable capital adequacy standards.

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

  The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it:
(i) had a risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 6% or greater; (iii) had a ratio of Tier I capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and
(iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater). All Mercantile subsidiary financial institutions as of December 31, 1996 were categorized as "well capitalized".

  FDICIA makes extensive changes in existing rules regarding audits, examinations and accounting. It generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also imposes new responsibilities on management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

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

  FDIC Insurance Assessments. The subsidiary depository institutions of Mercantile are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. See "--FIRREA and FDICIA."

  FIRREA, adopted in August 1989 to provide for the resolution of insolvent savings associations, required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. FIRREA also required the FDIC to set deposit insurance assessments at such levels as would cause BIF and SAIF to reach their "designated reserve ratios" of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to low costs of resolving bank insolvencies in the last few years, BIF reached its designated reserve ratio in May 1995. As a result, effective January 1, 1996, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed and reduced the deposit insurance assessments for all other banks. As of January 1, 1996, the SAIF had not reached the designated reserve ratio. Mercantile, which has acquired substantial amounts of SAIF-insured deposits during the years from 1989 to the present, is required to pay SAIF deposit insurance premiums on these SAIF-insured deposits.

  The Deposit Insurance Funds Act of 1996 (the "Funds Act"), enacted as part of the Omnibus Appropriations Bill on September 30, 1996, required the FDIC to take immediate steps to recapitalize the SAIF and to change the basis on which funds are raised to make the scheduled payments on the FICO bonds issued in 1987 to replenish the Federal Savings and Loan Insurance Corporation. The new legislation, combined with regulations issued by the FDIC immediately after enactment of the Funds Act, provided for a special assessment in the amount of
65.7 basis points per $100 of insured deposits on SAIF-insured deposits held by depository institutions on March 31, 1995 (the special assessment was required by the Funds Act to recapitalize the SAIF to the designated reserve ratio of
1.25 percent of the deposits insured by SAIF). Payments of this assessment were made in November 1996, but were accrued by financial institutions in the third calendar quarter of 1996. Institutions such as Mercantile that have deposits insured by both the BIF and the SAIF ("Oakar Banks") were required to pay the special assessment on 80% of their "adjusted attributable deposit amounts" ("AADA"). In addition, for purposes of future regular deposit insurance assessments, the AADA on which Oakar Banks pay assessments to SAIF was also reduced by 20%. Commencing January 1, 1997, BIF insured institutions will be responsible for a portion of the annual carrying costs of the FICO bonds. Such institutions will be assessed at 80% of the rate applicable to SAIF-insured institutions until December 31, 1999. Effective January 1, 1997, the Funds Act also reduced ongoing SAIF deposit insurance assessment rates to a range from
6.4 cents to 23 cents (from previous rates of 23 cents to 31 cents) per $100 of insured deposits and increased ongoing BIF deposit insurance assessment rates to a range from zero to 1.3 cents per $100 of insured deposits. Additionally, pursuant to the Funds Act, if the reserves in BIF at the end of any semiannual assessment period exceed 1.25% of insured deposits, the FDIC is required to refund the excess to the BIF-insured institutions.

  The Funds Act contemplates the merger of the SAIF and BIF by 1999, provided the consolidation/merger of federal bank and thrift charters under applicable law and regulation has been achieved by that time. Until such time, however, depository institutions will continue to be prohibited from shifting deposits from SAIF insurance coverage to BIF insurance coverage in an attempt to avoid the higher SAIF assessments. The FDIC is required to issue regulations to guard against the shifting of deposits from SAIF to BIF. A report to Congress regarding the merger of the SAIF and the BIF is required from the Treasury Department by March 31, 1997.

  As of December 31, 1996, approximately 7.78% of Mercantile's banking subsidiaries' deposits were insured by the SAIF.

  Interstate Banking and Other Recent Legislation. In September 1994, legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state,
(ii) interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of Riegle-Neal is to permit Mercantile to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Missouri. Overall, Riegle-Neal is likely to have the effects of increasing competition and promoting geographic diversification in the banking industry.

  In addition, the Funds Act contains a variety of regulatory relief measures affecting banks and thrifts, including provisions modifying some of the more onerous requirements imposed under federal banking laws passed in the late 1980s and early 1990s. Among the measures are provisions reducing certain regulatory burdens imposed upon bank holding companies. For example, the Funds Act eliminates the requirement that a bank holding company seeking to acquire control of a thrift must file an application with the OTS and for approval to become a unitary savings and loan holding company as a result of such acquisition. The Funds Act also provides that a bank holding company owning or controlling a thrift will no longer be subject to the supervision and regulation of the OTS. The OTS will continue to regulate and supervise all thrifts acquired in such transactions.

  There also have been a number of recent legislative and regulatory proposals designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the United States banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, what their effect will be on Mercantile.

ITEM 2. PROPERTIES

  Mercantile and Mercantile Bank occupy 22 stories of the Mercantile Tower, a 35-story building owned by Mercantile Bank and located at Seventh and Washington Streets in St. Louis, Missouri. Among the other properties owned by Mercantile Bank are a four-story, 90,008 square-foot office building located at 12443 Olive Boulevard, Creve Coeur, Missouri, which houses Mercantile's credit card and a part of mortgage loan operations; a four-story, 222,400 square foot data processing center located at 1005 Convention Plaza in St. Louis, Missouri; and a four-story, 101,827 square-foot banking facility located at 721 Locust Street, St. Louis, Missouri.

  Mercantile's subsidiaries own and lease other facilities in Missouri, Illinois, Kansas, Iowa and Arkansas. See Note G to the Consolidated Financial Statements included on Page 42.

ITEM 3. LEGAL PROCEEDINGS

  Mercantile and its subsidiaries are subject to various legal actions and proceedings in the normal course of business, some of which involve substantial claims for compensatory or punitive damages. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe that the final outcome will have a material adverse effect on the financial condition of Mercantile.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

  See Part III, Item 10.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  See Exhibit 12 on Page 18 contained herein.

ITEM 6. SELECTED FINANCIAL DATA

  See Exhibits 2 and 3 on Pages 9 and 10 contained herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

  To allow comparison of the fundamental financial performance of Mercantile Bancorporation Inc. ("Corporation" or "Mercantile") for 1996 with 1995, it is helpful to exclude certain one-time charges from the 1996 results of operations.
Exhibit 1 presents 1996 results adjusted for such exclusions. After excluding nonrecurring expense, adjusted net income for 1996 was $248,486,000, a 6.8% increase over the $232,676,000 earned a year ago. On a per common share basis, adjusted net income was $4.01, an improvement of 7.2% from the $3.74 earned last year. Return on assets increased to 1.37% in 1996 from 1.33% in 1995, while return on average equity for the year increased to 15.41% from 15.14% last year.

  Reported net income, or earnings including certain one-time charges, for 1996 was $191,947,000 as compared with the $232,676,000 earned a year ago. On a per common share basis, net income was $3.10 compared with the $3.74 earned last year. In the first and fourth quarters of 1996, the Corporation recorded nonrecurring merger-related costs which reduced net income and net income per common share by $48,489,000 and $.78, respectively. Also, on September 30, 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund ("SAIF"), which called for a one-time assessment of 65.7 basis points per $100 in thrift deposits held as of March 31, 1995. The assessment, recorded as a nonrecurring expense in the third quarter, totaled $12,385,000, which on an after-tax basis reduced earnings per common share by an additional $.13.

------------------------------------------------------------------------------------------------------------------
Exhibit 1
1996 RESULTS
                                                                                           EARNINGS
                                                                           NET INCOME     PER COMMON     RETURN ON
                                                                           (THOUSANDS)      SHARE         ASSETS
                                                                           -----------    ----------     ---------
Reported                                                                    $191,947         $3.10          1.06%
Nonrecurring merger-related expenses                                          48,489           .78           .27
SAIF assessment                                                                8,050           .13           .04
                                                                            --------         -----          ----
  Total Adjustments                                                           56,539           .91           .31
                                                                            --------         -----          ----
  Adjusted                                                                  $248,486         $4.01          1.37%
                                                                            ========         =====          ====
------------------------------------------------------------------------------------------------------------------

  All prior year figures have been restated to include the pre-acquisition accounts and results of operations of Hawkeye Bancorporation ("Hawkeye"), which was merged with Mercantile on January 2, 1996 in a transaction accounted for as a pooling-of-interests. Also effective January 2, 1996, Mercantile completed a merger with First Sterling Bancorp, Inc. ("Sterling"), based in Sterling, Illinois. The Sterling transaction met the requirements for treatment as a pooling-of-interests; however, due to the immateriality of Sterling's financial condition and results of operations to that of Mercantile's, the Consolidated Financial Statements of the Corporation were not restated.

  Five acquisitions accounted for as purchases were consummated in 1996: 1) Today's Bancorp, Inc. ("Today's"), a two-bank holding company headquartered in Freeport, Illinois, on November 7, 1996; 2) First Financial Corporation of America ("First Financial"), parent company of First National Bank of Salem, located in central Missouri, on November, 1, 1996; 3) Peoples State Bank ("Peoples"), in Topeka, Kansas, on August 22, 1996; 4) Metro Savings Bank, F.S.B. ("Metro"), headquartered in Wood River, Illinois, on March 7, 1996;
and 5) Security Bank of Conway, F.S.B. ("Conway"), located in Conway,
Arkansas, on February 9, 1996. Since the Today's, First Financial, Peoples, Metro and Conway acquisitions were accounted for as purchases, the results of operations were included in the Consolidated Financial Statements from their respective acquisition dates. Total assets of these five companies at their respective dates of acquisition were $868,083,000 or 4.57% of year-end consolidated total assets; so while there was some impact on average balances and changes in net interest income, other income and other expense, it was not significant. It is not anticipated that any of these recently completed acquisitions will have a significant impact on liquidity, capital ratios or the results of operations of the Corporation.

  Note B to the Consolidated Financial Statements details acquisitions completed during 1994, 1995 and 1996, as well as three announced and pending acquisitions, the largest being the announcement on December 23, 1996 of a merger with Roosevelt Financial Group, Inc. ("Roosevelt"), headquartered in
St. Louis, Missouri. Roosevelt is a $7.8 billion-asset savings and loan holding company with 81 locations in Missouri, Illinois and Kansas. The merger with Roosevelt is expected to be completed in mid-1997 with branch consolidation of the combined entities to occur the following year. Another significant St. Louis-based merger was announced on October 28, 1996, following the execution of a definitive merger agreement with Mark Twain Bancshares, Inc. ("Mark Twain"), a $3.1 billion-asset commercial banking organization with 41 offices in Missouri, Illinois and Kansas. The Mark Twain transaction is expected to close in the second quarter of 1997. Both transactions will add significantly to the Corporation's market share in its three largest Missouri markets. After all announced acquisitions are closed and integrated, Mercantile will operate approximately 486 banking offices in its five-state trade area.

  When 1996 adjusted results are compared with 1995 and 1994, the notable trends include moderate growth in net interest income, a higher provision for loan losses, favorable growth in non-interest income and good control of operating expenses. Two significant items impacted 1996 adjusted results. In the first quarter of 1996, $10,000,000 was added to the provision for loan losses in connection with a specialty retailer that declared bankruptcy in late 1995, thereby reducing first quarter 1996 earnings per common share by $.10. The Corporation substantially eliminated its exposure to this borrower through a write-down and a secondary market sale.

  In addition, the co-branded credit card launched in May 1995 by SBC Communications Inc. ("SBC") and Mercantile reduced earnings throughout the year. On December 5, 1996, the Corporation announced that the co-branded credit card program with SBC was jointly terminated. The Southwestern Bell VISA(R) card was replaced with the MercRewards VISA(R) card in January 1997, and allows Mercantile to provide a competitive product while improving shareholder returns.

  Building shareholder value through strategic deployment of capital is increasingly critical in today's competitive environment. Two decisions in 1996 reflected such strategic deployment of capital. First, the Corporation sold its credit card merchant processing business to First U.S.A. Paymentech, Inc. and realized a gain of $10,000,000 or $.10 per common share in the second quarter of 1996. Second, in December 1996, Mercantile consummated the sale of its indenture trustee and agency business to State Street Bank and Trust Company. The sale resulted in a gain of $6,750,000, or $.07 per common share on an after-tax basis. Additionally, banking locations continued to be evaluated for growth and profit potential. During 1996, the Mercantile Bank of Batesville, Arkansas, as well as several branch offices, were sold as part of this office rationalization program.

  On April 3, 1996, the Corporation announced plans to reduce its bank charters during the following 12 months by approximately 80% through consolidations in order to achieve greater operational efficiencies. Through December 31, 1996, nine consolidations were completed which reduced 53 bank charters to nine. In total, the Corporation's number of chartered banks dropped from 74 early in 1996 to 30 at December 31, 1996. The charter consolidation program will continue throughout 1997.

  Net interest income increased 4.3% to $702,389,000 during 1996. The year-to-date net interest rate margin was 4.30% in 1996 compared with 4.28% in 1995. Average earning assets for 1996 of $16.7 billion were 3.4% higher than last year as average loan volume was up 4.6%. Loan growth was funded through an increase in average core deposits.

  For the year ended December 31, 1996, other income was $295,968,000, an improvement of $22,315,000 or 8.2% from last year. Excluding $3,114,000 in nonrecurring securities losses which resulted from portfolio restructurings of recently acquired banks, other income increased by 9.3% over 1995. Growth in core fee businesses, especially in the trust and investment areas, as well as gains on the sales of the merchant credit card processing and indenture trustee and agency businesses, largely accounted for the increase.

  Non-interest expenses were up 15.1% from a year ago and totaled $637,307,000 compared with $553,748,000 last year. Other expense in the first and fourth quarters of 1996 included $51,071,000 in nonrecurring merger-related costs, and expenses for the third quarter of 1996 reflected the one-time SAIF assessment of $12,385,000 discussed earlier. Excluding these nonrecurring costs, operating expenses grew by 3.6%. On an adjusted basis, the year-to-date efficiency ratio was 56.45% compared with 57.46% last year, and the other expense to average assets ratio of 3.17% was the same in both years.

  The provision for possible loan losses in 1996 was $71,014,000 compared with $36,530,000 the prior year; 1996 included the $13,666,000 in nonrecurring merger-related provision, and the previously mentioned special provision for a specialty retailer credit. Net charge-offs for the year were $83,549,000 in 1996 and $52,429,000 in 1995, and represented .69% of average loans compared with .46% last year. Net charge-offs attributable to credit card loans in 1996 represented $60,159,000 of the total while the write-off to the specialty retailer credit was $11,000,000. At December 31, 1996, the reserve for possible loan losses was $196,627,000 and provided coverage of 313.02% of non-performing loans (i.e., non-accrual and renegotiated loans) compared with 245.18% last year. Aggressive workout management reduced non-performing assets as of December 31, 1996 to $76,161,000, or .60% of total loans and foreclosed assets, compared with the 1995 figures of $94,890,000 or .81%.

  Consolidated assets of $19.0 billion at December 31, 1996 were up 5.9% from last December 31. Core deposits increased by 8.4% to $13.6 billion, loans were $12.8 billion, up 8.9% from last year, and shareholders' equity of $1.6 billion was .3% lower than at December 31, 1995, reflecting the impact of share repurchases. All measures of capital adequacy remained strong. Tier I capital to risk-adjusted assets was 10.91% while Total capital to risk-adjusted assets at December 31, 1996 was 13.87%. On a pro forma basis after all announced acquisitions are closed, consolidated assets of Mercantile will approximate $30 billion.

  At the Board of Directors meeting on February 19, 1997, the quarterly dividend was increased by 4.9% to $.43 from $.41 per common share. The Corporation intends to take a one-time charge to pre-tax earnings approximating $40,000,000 to $50,000,000 in the second quarter of 1997 related to the merger with Mark Twain. A pre-tax charge of $38,000,000 to $45,000,000 is estimated in the second half of 1997 when it is anticipated that the Roosevelt transaction will close. The charges to pre-tax earnings include accruals to substantially conform the accounting and credit policies of Mark Twain and Roosevelt to those of Mercantile as well as to account for one-time expenses associated with these in-market transactions. The ultimate amount of one-time expenses incurred may vary significantly from those included in these estimates above due to substantial market overlaps and the associated final decisions affecting branch closings and severance.

  The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial condition of the Corporation for the year ended December 31, 1996. It should be read in conjunction with the accompanying audited Consolidated Financial Statements and related notes. Financial highlights for the past six years are presented in Exhibits 2 and 3.

------------------------------------------------------------------------------------------------------------------------------------
Exhibit 2
SELECTED FINANCIAL DATA
                                                                                                                 GROWTH RATES
                                                                                                             ---------------------
                                                  1996      1995      1994      1993      1992      1991     ONE YEAR   FIVE YEARS
                                                  ----      ----      ----      ----      ----      ----     --------   ----------
PER COMMON SHARE DATA
Net income                                        $ 3.10    $ 3.74    $ 3.19    $ 2.79    $ 2.41    $ 2.34    (17.1)%       5.8%
Dividends declared                                  1.64      1.32      1.12       .99       .93       .93     24.2        12.0
Book value at year-end                             26.52     26.04     23.32     21.59     19.44     18.12      1.8         7.9
Market price at year-end                          51 3/8        46    31 1/4    30 1/8    32 1/8    25 1/8     11.7        15.4
Average shares outstanding (Thousands)            61,875    61,884    59,757    58,751    55,050    47,159       --         5.6

OPERATING RESULTS (Thousands)
Taxable-equivalent net interest income          $717,531  $689,980  $683,735  $667,185  $606,369  $502,277      4.0%        7.4%
Tax-equivalent adjustment                         15,142    16,570    16,616    17,147    16,204    14,034     (8.6)        1.5
                                                --------  --------  --------  --------  --------  --------
  Net interest income                            702,389   673,410   667,119   650,038   590,165   488,243      4.3         7.5
Provision for possible loan losses                71,014    36,530    43,265    64,302    79,551    64,028     94.4         2.1
Other income                                     295,968   273,653   236,561   245,589   224,456   195,237      8.2         8.7
Other expense                                    637,307   553,748   555,176   570,182   529,645   486,490     15.1         5.5
Income taxes                                      98,089   124,109   113,165    96,074    69,681    28,418    (21.0)       28.1
                                                --------  --------  --------  --------  --------  --------
  Net income                                    $191,947  $232,676  $192,074  $165,069  $135,744  $104,544    (17.5)       12.9
                                                ========  ========  ========  ========  ========  ========

ENDING BALANCE SHEET (Millions)
Total assets                                     $18,987   $17,928   $16,724   $16,293   $16,033   $14,045      5.9%        6.2%
Earning assets                                    17,137    16,264    15,427    14,980    14,678    12,854      5.4         5.9
Loans and leases                                  12,773    11,731    10,904     9,809     9,570     8,809      8.9         7.7
Investments in debt and equity securities          4,039     4,211     4,280     4,670     4,632     3,412     (4.1)        3.4
Deposits                                          14,820    13,714    12,865    13,243    13,260    11,685      8.1         4.9
Long-term debt                                       303       326       330       316       336       238     (7.0)        4.9
Shareholders' equity                               1,634     1,640     1,409     1,295     1,143       939      (.3)       11.7
Reserve for possible loan losses                     197       202       216       206       199       176     (2.6)        2.2

AVERAGE BALANCE SHEET (Millions)
Total assets                                     $18,119   $17,462   $16,394   $16,098   $15,301   $13,373      3.8%        6.3%
Earning assets                                    16,668    16,127    15,090    14,752    13,997    12,192      3.4         6.5
Loans and leases                                  12,051    11,519    10,196     9,636     9,398     8,639      4.6         6.9
Investments in debt and equity securities          4,335     4,271     4,533     4,639     4,081     2,955      1.5         8.0
Deposits                                          14,411    13,617    13,265    13,427    12,847    11,210      5.8         5.2
Long-term debt                                       315       332       334       313       274       267     (5.2)        3.4
Shareholders' equity                               1,612     1,537     1,366     1,226     1,064       885      4.9        12.7
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Exhibit 3
SELECTED RATIOS
                                                  1996      1995      1994      1993      1992      1991
                                                  ----      ----      ----      ----      ----      ----
Return on assets                                    1.06%     1.33%     1.17%     1.03%      .89%      .78%
Return on equity                                   11.90     15.14     14.06     13.46     12.76     11.81
Efficiency ratio                                   62.88     57.46     60.33     62.47     63.75     69.75
Other expense to average assets                     3.52      3.17      3.39      3.54      3.46      3.64

Dividend yield                                      3.19      2.87      3.58      3.29      2.89      3.70
Dividend payout                                    52.90     35.29     35.11     35.48     38.59     39.74

Equity to assets                                    8.61      9.15      8.42      7.95      7.13      6.68
Tier I capital to risk-adjusted assets             10.91     12.22     11.78     11.40     10.45      9.06
Total capital to risk-adjusted assets              13.87     15.30     15.04     14.83     13.56     10.64
Leverage                                            7.82      8.54      8.06      7.40      6.63      6.21

Loans to deposits (Average)                        83.62     84.59     76.86     71.77     73.15     77.07
Reserve for possible loan losses to
  outstanding loans                                 1.54      1.72      1.98      2.10      2.08      2.00
Reserve for possible loan losses to
  non-performing loans                            313.02    245.18    583.17    290.02    154.17    109.79
Non-performing loans to outstanding loans            .49       .70       .34       .72      1.35      1.82
Non-performing assets to outstanding loans and
  foreclosed assets                                  .60       .81       .48      1.15      2.03      2.84

Net interest rate margin                            4.30      4.28      4.53      4.52      4.33      4.12
-----------------------------------------------------------------------------------------------------------


NET INTEREST INCOME

  Net interest income, the difference between total interest income on earning assets and total interest expense, the cost of funds supporting those assets, is Mercantile's primary source of earnings. Representing the Corporation's gross profit from lending, investing, deposit gathering and borrowing activities, net interest income is affected by three variables: the volume, the mix and the rates earned and paid on funds. The net interest rate margin is net interest income on a fully taxable-equivalent basis as a percentage of average earning assets.

  In 1996, net interest income was $702,389,000, an increase of 4.3% from the $673,410,000 earned in 1995, which was up .9% over 1994 results. The volume of average earning assets grew by 3.4% in 1996, and the net interest rate margin was 4.30% compared with 4.28% in 1995 and 4.53% in 1994. Factors adversely affecting the net interest rate margins during the past three years included the May 1995 credit card securitization, introductory rates on the SBC co-branded credit card during 1995, continued competitive pricing for both loans and deposits and the continued movement of retail deposits from savings and transaction accounts to either retail certificates of deposit or into mutual funds. Positive factors included higher levels of non-interest bearing funds in 1996 and margin improvement in newly acquired entities. A three-year detailed rate-volume analysis, included as Exhibit 4, provides more insight into these factors that impact net interest income. In addition, subsequent discussions on liquidity and interest rate sensitivity, deposits, securities and loans further detail the changes in net interest income and the net interest rate margin for the years 1996, 1995 and 1994.

  While average earning assets in 1996 grew by $540,896,000 or 3.4% when compared with 1995, average loans grew by 4.6%. This growth was funded by an increase of $755,783,000 or 6.1% in average core deposits. As loan demand increased, the ratio of average loans to earning assets grew to 72.30% in 1996 compared with 71.43% in 1995 and 67.57% in 1994. Since loans are the highest yielding earning asset, this shift in mix somewhat aided the net interest rate margin. The average balance of funds in the investment portfolio has been relatively stable for the past three years.

  There were also changes in the mix of funding sources during 1996. Average non-interest bearing deposits increased by $252,908,000 or 11.5%, reflecting higher levels of balances to pay for services, while average short-term borrowings declined by $274,729,000 or 17.7%. Core deposits represented 91.93% of total average deposits compared with 91.74% a year ago and 93.50% in 1994. Average retail certificates of deposit, the largest and a more costly source of core funds, grew by 3.0% and represented 39.87% of total core deposits versus 41.06% in 1995 and 38.28% in 1994. Average shareholders' equity increased by 4.9%, due largely to the contraction of equity resulting from share repurchases.

LIQUIDITY

  Mercantile's Asset/Liability Management Committee meets regularly to formulate guidelines for and to monitor the composition of assets and liabilities. Its objective is to meet earnings goals by producing the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs within the constraints of capital levels. Key to

------------------------------------------------------------------------------------------------------------------------------------
Exhibit 4
TAXABLE-EQUIVALENT RATE-VOLUME ANALYSIS
($ in Millions)

         AVERAGE VOLUME                 AVERAGE RATE<F1>
  ----------------------------      ------------------------
  1996        1995        1994      1996      1995      1994
  ----        ----        ----      ----      ----      ----

                                                                 INTEREST INCOME
                                                                 Loans and leases<F3>
 $ 3,104     $ 2,944     $ 2,723     8.33%     8.73%     7.48%     Commercial
   2,081       1,984       1,767     8.64      8.96      8.03      Real estate--commercial
     331         327         292     9.20      8.90      7.26      Real estate--construction
   3,976       3,835       3,204     8.16      8.02      7.73      Real estate--residential
   1,712       1,653       1,448     8.84      8.66      8.18      Consumer
     847         776         762    12.86     14.29     15.99      Credit card
 -------     -------     -------
  12,051      11,519      10,196     8.74      8.90      8.38         Total Loans and Leases
                                                                 Investments in debt and equity
                                                                  securities
       3           8          11     5.16      5.55      5.12      Trading
   3,918       3,815       4,057     6.06      5.95      5.55      Taxable
     414         448         465     7.96      8.21      8.18      Tax-exempt
 -------     -------     -------
   4,335       4,271       4,533     6.24      6.19      5.82         Total
                                                                 Short-term investments
                                                                   Due from banks--interest
      69          41          66     5.90      5.96      4.31        bearing
                                                                   Federal funds sold and
     213         296         295     5.75      6.16      4.51        repurchase agreements
 -------     -------     -------
                                                                      Total Short-term
     282         337         361     5.79      6.14      4.48           Investments
 -------     -------     -------
 $16,668     $16,127     $15,090     8.04      8.13      7.52         Total Interest Income<F1>
 =======     =======     =======

                                                                 INTEREST EXPENSE
                                                                 Interest Bearing Deposits
 $ 2,230     $ 2,140     $ 2,270     2.15%     2.19%     1.87%     Interest bearing demand
   2,043       1,800       1,906     3.87      3.94      3.01      Money market accounts
   1,058       1,103       1,197     2.27      2.37      2.32      Savings
                                                                   Consumer time certificates
   5,283       5,130       4,748     5.51      5.42      4.39        under $100,000
     184         122          40     4.18      6.33      3.26      Other time
 -------     -------     -------
                                                                   Total Interest Bearing
  10,798      10,295      10,161     4.16      4.17      3.32        Core Deposits
                                                                   Time certificates $100,000
     979         914         754     5.57      5.80      4.16        and over
     184         211         109     5.70      6.21      4.95      Foreign
 -------     -------     -------
   1,163       1,125         863     5.59      5.88      4.26         Total Purchased Deposits
 -------     -------     -------
  11,961      11,420      11,024     4.30      4.34      3.39         Total Interest Bearing Deposits
   1,273       1,548       1,204     5.44      5.56      4.26      Short-term borrowings
     261         215          13     5.88      6.37      6.19      Bank notes
     315         332         334     7.50      7.52      7.43      Long-term debt
 -------     -------     -------
 $13,810     $13,515     $12,575     4.51      4.59      3.59         Total Interest Expense
 =======     =======     =======
                                     3.53      3.54      3.93        NET INTEREST RATE SPREAD
                                                                     NET INTEREST RATE MARGIN
                                     4.30      4.28      4.53          AND NET INTEREST INCOME

                                                                                     INCREASE (DECREASE)
                                                                 -----------------------------------------------------------
                                          INTEREST                      1995 TO 1996                    1994 TO 1995
                                 --------------------------      ---------------------------     ---------------------------
                                 1996       1995       1994      RATE<F2>     VOL.     TOTAL     RATE<F2>     VOL.     TOTAL
                                 ----       ----       ----      --------     ----     -----     --------     ----     -----
INTEREST INCOME
Loans and leases<F3>
  Commercial                    $  259     $  257     $  205      $(12)      $ 14     $  2        $ 36       $ 16     $ 52
  Real estate--commercial          180        178        142        (7)         9        2          19         17       36
  Real estate--construction         31         29         21         1          1        2           5          3        8
  Real estate--residential         325        308        247         6         11       17          12         49       61
  Consumer                         151        143        118         3          5        8           8         17       25
  Credit card                      109        111        122       (12)        10       (2)        (13)         2      (11)
                                ------     ------     ------      ----       ----     ----        ----       ----     ----
     Total Loans and Leases      1,055      1,026        855       (21)        50       29          67        104      171
Investments in debt and equity
 securities
  Trading                           --          1          1        --         (1)      (1)         --         --       --
  Taxable                          237        227        225         4          6       10          16        (14)       2
  Tax-exempt                        33         36         38        (1)        (2)      (3)        --         (2)       (2)
                                ------     ------     ------      ----       ----     ----        ----       ----     ----
     Total                         270        264        264         3          3        6          16        (16)      --
Short-term investments
  Due from banks--interest
    bearing                          4          3          3        --          1        1           1         (1)      --
  Federal funds sold and
    repurchase agreements           12         18         13        (1)        (5)      (6)          5         --        5
                                ------     ------     ------      ----       ----     ----        ----       ----     ----
     Total Short-term
       Investments                  16         21         16        (1)        (4)      (5)          6         (1)       5
                                ------     ------     ------      ----       ----     ----        ----       ----     ----
     Total Interest Income<F1>  $1,341     $1,311     $1,135      $(19)      $ 49     $ 30        $ 89       $ 87     $176
                                ======     ======     ======      ====       ====     ====        ====       ====     ====
INTEREST EXPENSE
Interest Bearing Deposits
  Interest bearing demand       $   48     $   47     $   42      $ (1)      $  2     $  1        $  7       $ (2)    $  5
  Money market accounts             79         71         57        (1)         9        8          17         (3)      14
  Savings                           24         26         28        (1)        (1)      (2)         --         (2)      (2)
  Consumer time certificates
    under $100,000                 291        278        209         5          8       13          53         16       69
  Other time                         8          8          1        (4)         4       --           4          3        7
                                ------     ------     ------      ----       ----     ----        ----       ----     ----
  Total Interest Bearing
    Core Deposits                  450        430        337        (2)        22       20          81         12       93
  Time certificates $100,000
    and over                        55         53         31        (2)         4        2          15          7       22
  Foreign                           10         13          6        (1)        (2)      (3)          2          5        7
                                ------     ------     ------      ----       ----     ----        ----       ----     ----
     Total Purchased Deposits       65         66         37        (3)         2       (1)         17         12       29
                                ------     ------     ------      ----       ----     ----        ----       ----     ----
     Total Interest Bearing
       Deposits                    515        496        374        (5)        24       19          98         24      122
  Short-term borrowings             69         86         51        (2)       (15)     (17)         20         15       35
  Bank notes                        15         14          1        (1)         2        1          --         13       13
  Long-term debt                    24         25         25        --         (1)      (1)         --         --       --
                                ------     ------     ------      ----       ----     ----        ----       ----     ----
     Total Interest Expense     $  623     $  621     $  451      $ (8)      $ 10     $  2        $118       $ 52     $170
                                ======     ======     ======      ====       ====     ====        ====       ====     ====
    NET INTEREST RATE SPREAD
    NET INTEREST RATE MARGIN
      AND NET INTEREST INCOME   $  718     $  690     $  684
                                ======     ======     ======

<F1> Taxable-equivalent basis. Includes tax-equivalent adjustments of
     $15,142,000, $16,570,000 and $16,616,000 for 1996, 1995 and 1994,
     respectively based on a Federal income tax rate of 35%.

<F2> The rate-volume variance is allocated entirely to rate.

<F3> Income from loans on non-accrual status is included on a cash basis, while non-accrual loan balances are included in average volume.
------------------------------------------------------------------------------------------------------------------------------------

these goals is liquidity management, which ensures Mercantile has ready access to sufficient funds at reasonable rates to meet both existing commitments and future financial obligations. Liquidity management also is necessary to withstand fluctuations in deposit levels and to provide for customers' credit needs in a timely and cost-effective manner. Liquidity management is viewed from a long-term and short-term perspective, as well as from a liability and asset perspective.

  Long-term liquidity is a function of a strong capital position and a large core deposit base. Growth and stability of both of these components form the foundation for Mercantile's long-term liquidity strength. Short-term liquidity needs arise from the continuous fluctuations in the flow of funds on both sides of the balance sheet, and to a lesser extent from seasonal and cyclical customer demands.

  The most important source of liquidity for Mercantile is liability liquidity, which is the ability to raise new funds and renew maturing liabilities in a variety of markets. The most critical factor in assuring liability liquidity is the maintenance of confidence in Mercantile by suppliers of funds. The Corporation has a current liability position in line with established strategic objectives. Certain of these objectives emphasize significant core deposit funding of subsidiary banks, corporate and subsidiary performance goals, and capital positions well in excess of regulatory guidelines.

  Examples of liability liquidity include: 1) Federal Home Loan Bank borrowing availability of $1.8 billion, of which only $91,061,000 is utilized; and 2) $100,000,000 in lines of credit available to the Parent Company. These programs provide the Corporation with significant access to funds at a wide range of maturities.

  Asset liquidity is typically provided through the maturities of various assets, the net cash flow of fee-based businesses, the ability to convert loans and maturing investments into cash (such as through securitizations), the availability of proceeds from the sale of investment securities classified as available-for-sale, and the utilization of securities as collateral in repurchase agreements.

  A prime example of asset liquidity was a transaction structured in the second quarter of 1995, in which $400,000,000 of Mercantile's MasterCard(R) and VISA(R) credit card loans were securitized, thereby removing them, and the need to fund them, from the balance sheet. Future asset securitizations are likely in 1997, and if initiated will be accounted for as prescribed by Financial Accounting Standard ("FAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Based on presently available estimates with regard to planned transactions, the new rules are not expected to materially change net income. A second example of asset liquidity was the sale of $225,000,000 of adjustable-rate mortgages in December 1995.

  The reputation of Mercantile Bank N.A., as well as its financial strength and numerous long-term customer relationships, enable it to raise funds as needed in various markets. Historically, these funds have been purchased locally, nationally and internationally in the federal funds market and via large certificates of deposit and Eurodollar transactions, capitalizing on relationships maintained with investment banks, money center banks and money market funds.

  There were seven acquisitions completed by Mercantile in 1996. All were well capitalized and substantially funded by core deposits, which strengthened the liquidity position of Mercantile. Regarding 1997 pending acquisitions, Mark Twain's liquidity and funding philosophies are consistent with those of Mercantile. Roosevelt's loan portfolio is substantially funded by core deposits while its investment securities portfolio is largely funded with repurchase agreements and Federal Home Loan Bank borrowings. Roosevelt is currently downsizing its investment portfolio and the leverage to support it. When combined with Mercantile, the remaining borrowings are not expected to have a significant impact on the liquidity resources of the merged Corporation.

  At December 31, 1996, the Parent Company held $158,680,000 in cash, liquid money market investments and available-for-sale securities. The Parent Company's routine cash requirements consist primarily of operating expenses, dividends to shareholders, principal and interest payments on debt, share repurchases and funds used in acquisitions. Operating expenses are funded by subsidiary bank management fees, while shareholder dividends, share repurchases and debt service are satisfied by quarterly subsidiary bank dividends. The Parent Company also borrows funds in the commercial paper market, which are in turn lent to subsidiaries, and it also has access to long-term capital markets. Maintaining favorable debt ratings is critical to liquidity as these ratings affect the availability and cost of funds to the Corporation. These public ratings are indicated on Exhibit 13 on Page 18.

  Net cash provided by operating activities for the Corporation in 1996 was $397,666,000. Net income of $191,947,000, adjusted for non-cash charges, largely accounted for the net cash provided by operating activities. Net cash used by investing activities was $152,582,000 in 1996. The largest component of cash used by investing activities was the purchase of investment securities, which totaled $1.5 billion. Net cash used for financing activities in 1996 was $129,587,000.

INTEREST RATE SENSITIVITY

  Interest sensitivity is related to liquidity, as each is affected by maturing assets and sources of funds. Interest sensitivity, however, also takes into consideration those assets and liabilities with interest rates which are subject to change prior to maturity. The objective and primary focus of interest sensitivity management is to optimize earnings results, while managing, within internal policy constraints, interest rate risk. Mercantile's policy on rate sensitivity is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by unexpected changes in interest rates. The total absence of risk, as well as excessive risk, will result in less than acceptable returns; therefore,

--------------------------------------------------------------------------------------------------------
Exhibit 5
INTEREST RATE SENSITIVITY
($ in Millions)

                                                            DECEMBER 31, 1996
                                 ----------------------------------------------------------------------
                                                                             TOTAL
                                                                              ONE       OVER
                                 VARIABLE     1-3        4-6       7-12      YEAR       ONE
                                   RATE      MONTHS     MONTHS    MONTHS    OR LESS     YEAR      TOTAL
                                 --------    ------     ------    ------    -------     ----      -----
EARNING ASSETS
Loans and leases<F1>             $ 2,107    $ 3,319    $ 1,137    $1,854    $ 8,417    $4,356    $12,773
Investments in debt and equity
  securities                           1        576        322       623      1,522     2,517      4,039
Short-term investments               243         80          2        --        325        --        325
                                 -------    -------    -------    ------    -------    ------    -------
    Total Earning Assets         $ 2,351    $ 3,975    $ 1,461    $2,477    $10,264    $6,873    $17,137
                                 =======    =======    =======    ======    =======    ======    =======
ACQUIRED FUNDS
Interest bearing core
  deposits<F2>                   $ 3,099    $ 1,128    $ 1,052    $1,509    $ 6,788    $4,224    $11,012
Purchased deposits                    70        540        257       184      1,051       173      1,224
Short-term borrowings              1,377        364         41         6      1,788        --      1,788
Bank notes                            --        175         --        --        175        --        175
Long-term debt                        --          3          2         3          8       295        303
Net effect of credit card
  securitization                      --        176         --        --        176      (176)        --
Interest rate swaps                   --         85         --        --         85       (85)        --
                                 -------    -------    -------    ------    -------    ------    -------
    Total Interest Bearing
      Acquired Funds               4,546      2,471      1,352     1,702     10,071     4,431     14,502
Non-interest bearing
  deposits<F2>                       535         --         --        --        535     2,049      2,584
                                 -------    -------    -------    ------    -------    ------    -------
    Total Acquired Funds         $ 5,081    $ 2,471    $ 1,352    $1,702    $10,606    $6,480    $17,086
                                 =======    =======    =======    ======    =======    ======    =======
GAP ANALYSIS
Interest sensitivity gap         $(2,730)   $ 1,504    $   109    $  775    $  (342)
                                 =======    =======    =======    ======    =======
Cumulative interest
  sensitivity gap                $(2,730)   $(1,226)   $(1,117)   $ (342)
                                 =======    =======    =======    ======
Cumulative ratio of
  interest-sensitive assets to
  interest-sensitive liabilities     .46        .84        .87       .97

<F1> Non-accrual loans are reported in the "Over One Year" category.

<F2> Mercantile's experience with interest bearing demand, money market accounts, savings and non-interest bearing deposits has been that, although these deposits are subject to immediate withdrawal or repricing, a portion of the balances has remained relatively constant in periods of both rising and falling rates. Therefore, a portion of these deposits is included in the "Over One Year" category. If these deposits were all included in the "Total One Year or Less" category, the cumulative ratio of interest-sensitive assets to interest-sensitive liabilities would be .68.
--------------------------------------------------------------------------------------------------------

Mercantile manages its interest sensitivity risk between those two extremes.

  Interest rate risk as a given point in time can be represented by an interest rate sensitivity position ("gap"). Exhibit 5 presents a summary balance sheet at December 31, 1996 with an interest rate gap analysis that shows the difference between the amount of assets and liabilities maturing or subject to repricing in given time periods. The cumulative gap represents the net position of assets and liabilities subject to repricing over specified time periods. A static gap report is one measure of the risk inherent in the existing balance sheet structure as it relates to potential changes in net interest income, and it indicates that the Corporation maintained a relatively balanced position at December 31, 1996. Because that portrayal does not capture many of the factors which determine interest rate risk, Mercantile places more emphasis on the use of sophisticated models to measure changes in net interest income which might occur due to changes in interest rates. Using future balance sheet trends and different patterns of rate movements, these projections enable the Corporation to adjust its strategies to protect the net interest rate margin against significant interest rate fluctuations. Uniform sensitivity reports and guidelines are used by all subsidiary banks.

  Current model projections indicate that annual net interest income would change by less than one percent should rates rise or fall within 100 basis points from their current level. The year-end 1996 gap report shows a negative interest sensitivity gap position. A negative interest sensitivity gap position would indicate that net interest income would generally be enhanced in a declining rate environment and if rates rose net interest income would be somewhat negatively impacted. However, the results of the Corporation's simulation models show that net interest income would be unchanged in a rising interest rate environment and slightly diminished by a further decline in rates. In either case, the impact would be immaterial and management believes the Corporation is appropriately positioned for subsequent rate movements in the current economic environment. For the last eight months of 1996, the Corporation's net interest rate margin varied by less than eight basis points.

  The Corporation has been successful in meeting its interest sensitivity objectives, primarily by adjusting the interest rate maturities of its assets and liabilities, and not through the use of various off-balance-sheet instruments such as derivatives. During 1996, the Corporation carefully developed policies that allow it to build its capability to use basic derivative products to better manage its interest rate risk. The instruments used are disclosed in Note P to the Consolidated Financial Statements and they are insignificant to the capital base and size of Mercantile.

  Mark Twain and Roosevelt have modeled the interest sensitivity of their net interest income. Mark Twain's latest model projections indicate that annual net interest income would decrease by slightly over one percent should rates either rise or fall by 100 basis points. Roosevelt's results indicate a four percent gain from a rate decline and a six percent decrease if rates rise. The combined results from the three institutions indicate a less than one percent increase in net interest income if rates fall by 100 basis points and a decrease of slightly more than one percent should rates rise. Due to differences in models and assumptions, these results may not be directly comparable. Mercantile will model each institution on a uniform basis shortly after the mergers are completed, and plans to continue its conservative approach to interest rate risk management.

DEPOSITS

  Deposits are the primary funding source for the Corporation's banks and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits at December 31, 1996 were $14.8 billion, an 8.1% or $1.1 billion increase from the $13.7 billion of a year ago, as deposits of $895,172,000 were added in the six acquisitions accounted for as purchases or poolings without restatement. On average, total deposits grew by 5.8% and most of that growth was likewise due to the deposits assumed in the six acquisitions. Exhibit 6 details the components of the Corporation's deposit mix for the past five years.

  Core deposits remain Mercantile's largest, most reliable and most important funding source. Core deposits include both interest bearing and non-interest bearing demand deposits, money market and savings deposits, consumer certificates of deposit under $100,000 and other time deposits. Average core deposits grew by 6.1% in 1996 and improved to 79.48% of earning assets compared with 77.46% last year.

  Average non-interest bearing deposits increased by $252,908,000 or 11.5% from 1995. The United States Government is a significant cash management customer of Mercantile Bank N.A. and pays for services rendered via compensating balances. Increases in these compensating balances, non-interest bearing deposits assumed in acquisitions, as well as successful efforts in managing float and minimizing reserve requirements resulted in an increase in average net non-interest bearing funds (non-interest bearing deposits less cash and due from banks) of $205,770,000 for 1996.

  Average interest bearing demand, money market accounts and retail certificates of deposit increased by 4.2%, 13.5% and 3.0%, respectively, while savings deposits declined by 4.1% from 1995. Deposit growth derived from acquisitions was partially offset by movement of these funds to other investment products, including those offered by Mercantile investment representatives.

  Certificates of deposit greater than $100,000 and foreign branch deposits increased on average by 3.4% to $1.2 billion. Most of the large domestic deposits were gathered from the local retail, commercial and institutional customer base, which provides a natural access to purchased

-------------------------------------------------------------------------------------------------------------
Exhibit 6
DEPOSITS
(Thousands)

                                                                DECEMBER 31
                                 ------------------------------------------------------------------------
                                 1996             1995             1994             1993             1992
                                 ----             ----             ----             ----             ----
Non-interest bearing          $ 2,584,340      $ 2,075,579      $ 1,980,168      $ 2,125,052      $ 1,892,287
Interest bearing demand         2,329,973        2,185,587        2,227,039        2,249,179        2,068,515
Money market accounts           2,134,996        1,900,057        1,742,622        1,975,831        2,007,625
Savings                         1,020,841        1,051,880        1,129,316        1,226,794        1,096,621
Consumer time certificates
  under $100,000                5,298,120        5,289,146        4,774,568        4,879,136        5,322,112
Other time                        227,496           38,742           38,717           35,438          123,669
                              -----------      -----------      -----------      -----------      -----------
    Total Core Deposits        13,595,766       12,540,991       11,892,430       12,491,430       12,510,829
Time certificates
  $100,000 and over               972,234          964,099          753,325          725,626          729,883
Foreign                           251,887          209,170          219,135           26,085           19,650
                              -----------      -----------      -----------      -----------      -----------
    Total Purchased
      Deposits                  1,224,121        1,173,269          972,460          751,711          749,533
                              -----------      -----------      -----------      -----------      -----------
    Total Deposits            $14,819,887      $13,714,260      $12,864,890      $13,243,141      $13,260,362
                              ===========      ===========      ===========      ===========      ===========
-------------------------------------------------------------------------------------------------------------

funds and, accordingly, tends to be less volatile than other categories of purchased funds. Exhibit 7 portrays the maturities of domestic time deposits $100,000 and over.

-------------------------------------------------------------------------------
Exhibit 7
MATURITY OF DOMESTIC TIME DEPOSITS
$100,000 AND OVER
(Thousands)

                                               DECEMBER 31, 1996
                                    ----------------------------------------
                                    CERTIFICATES     OTHER TIME
                                     OF DEPOSIT       DEPOSITS         TOTAL
                                    ------------     ----------        -----
Three months or less                  $398,777        $ 13,028       $  411,805
Over three through six months          221,949           5,455          227,404
Over six through twelve months         184,240         207,867          392,107
Over twelve months                     167,268             203          167,471
                                      --------        --------       ----------
  Total                               $972,234        $226,553       $1,198,787
                                      ========        ========       ==========
-------------------------------------------------------------------------------

SHORT-TERM BORROWINGS AND SHORT-TERM INVESTMENTS

  Short-term borrowings are an alternative to other funding sources, such as large certificates of deposit and Eurodollar deposits, and consist primarily of federal funds purchased, treasury tax and loan note option accounts, securities sold under agreements to repurchase, short-term Federal Home Loan Bank advances and commercial paper. These sources of funding are utilized primarily by Mercantile Bank N.A. and volumes are monitored by the Asset/Liability Management Committee. As a major bank in the Midwest with a significant correspondent bank network and corporate account base, Mercantile Bank N.A. purchases excess funds from correspondent banks and borrows on a short-term basis from commercial customers. Accordingly, some of Mercantile's short-term borrowings can be considered a stable source of funds, similar to core deposits. Depending on funding requirements and liquidity strategies employed by the Asset/Liability Management Committee, these funds are either used internally or redeployed as short-term investments.

  Average short-term borrowings decreased by $274,729,000, due primarily to the securitization of $400,000,000 in credit card loans during May 1995, the growth in core deposits, an increase in average bank note funding and the $56,071,000 decline in average short-term investments, which include due from banks--interest bearing, federal funds sold, and securities purchased under agreements to resell. These funding changes were in line with the liquidity goals and balance sheet management strategies employed by Mercantile in prior years.

-------------------------------------------------------------------------------------------------------------------------
Exhibit 8
SHORT-TERM BORROWINGS
($ in Thousands)

                                            1996                          1995                          1994
                                   -------------------------     -------------------------    --------------------------
                                                    AVERAGE                       AVERAGE                       AVERAGE
                                   AMOUNT     RATE  MATURITY     AMOUNT     RATE  MATURITY    AMOUNT     RATE   MATURITY
                                   ------     ----  --------     ------     ----  --------    ------     ----   --------
AT YEAR END
Federal funds purchased and
  repurchase agreements          $1,589,261   5.98%   9 DAYS   $1,552,945   5.07%  16 days   $1,519,156   5.42%   5 days
Treasury tax and loan notes         110,259   5.16    2 DAYS      116,416   5.23    2 days      170,045   5.23    3 days
Commercial paper                     19,405   5.45   17 DAYS       16,950   5.81   17 days       26,800   5.97   20 days
Other short-term borrowings          68,748   5.70  133 DAYS       77,425   5.97   86 days      122,080   5.94  177 days
                                 ----------                    ----------                    ----------
    Total Short-term
      Borrowings                 $1,787,673   5.91   14 DAYS   $1,763,736   5.13   18 days   $1,838,081   5.44   16 days
                                 ==========                    ==========                    ==========
AVERAGE FOR THE YEAR
Federal funds purchased and
  repurchase agreements          $1,117,209   5.43%            $1,291,351   5.49%            $  902,125   4.32%
Treasury tax and loan notes          72,186   5.22                169,062   5.68                211,962   3.75
Commercial paper                     18,222   5.42                 20,930   5.97                 26,487   4.53
Other short-term borrowings          65,864   5.85                 66,867   6.41                 63,504   5.04
                                 ----------                    ----------                    ----------
    Total Short-term
      Borrowings                 $1,273,481   5.44             $1,548,210   5.56             $1,204,078   4.26
                                 ==========                    ==========                    ==========
MAXIMUM MONTH-END BALANCE
Federal funds purchased and
  repurchase agreements          $1,589,261                    $1,638,089                    $1,554,219
Treasury tax and loan notes         433,885                       522,672                       615,267
Commercial paper                     21,660                        31,157                        37,406
Other short-term borrowings          75,673                        84,456                       122,080
-------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Exhibit 9
REGULATORY CAPITAL
(Thousands)

                                                                         DECEMBER 31
                                 -------------------------------------------------------------------------------------------
                                     1996                1995               1994                1993                1992
                                 -----------         -----------         -----------         -----------         -----------

Tier I capital                   $ 1,437,815         $ 1,509,061         $ 1,331,782         $ 1,187,956         $ 1,045,145

Tier II capital                      390,101             381,301             368,469             357,513             311,811
                                 -----------         -----------         -----------         -----------         -----------

  Total Risk-based Capital       $ 1,827,916         $ 1,890,362         $ 1,700,251         $ 1,545,469         $ 1,356,956
                                 ===========         ===========         ===========         ===========         ===========

Risk-adjusted assets             $13,176,540         $12,352,966         $11,307,760         $10,423,938         $10,005,983
                                 ===========         ===========         ===========         ===========         ===========

Quarterly average
 tangible assets                 $18,378,811         $17,663,663         $16,515,293         $16,063,813         $15,773,179
                                 ===========         ===========         ===========         ===========         ===========
----------------------------------------------------------------------------------------------------------------------------

CAPITAL RESOURCES

  Consistent with the objective of operating a premier banking organization, Mercantile maintains a strong capital base which provides a solid foundation for anticipated future asset growth and promotes depositor and investor confidence. Capital management is a continuous process at Mercantile, and is focused on ensuring that adequate capital is available for both current needs and anticipated growth. This strategy has enabled the Corporation to profitably expand its balance sheet, while maintaining capital ratios which exceed minimum capital requirements.

  At December 31, 1996, shareholders' equity was $1.6 billion, a managed decline of .3% from a year ago. During 1996, Mercantile repurchased 3,926,951 shares of its common stock via designated broker-dealers at an average cost of $47.57 per share. A portion of this stock was reissued in the Today's, First Financial, Conway, Metro and Peoples acquisitions while some was held for reissuance in conjunction with stock incentive plans. An estimated 600,000 in treasury shares will be reissued in the Regional Bancshares, Inc. transaction during the first quarter of 1997. The remaining treasury shares will likely be reissued in the Mark Twain transaction. Partially offsetting the share buyback was net earnings retained as well as stock issued for acquisitions. While total shareholders' equity declined, equity represented a strong 8.61% of assets at December 31, 1996 compared with 9.15% at year-end 1995 and 8.42% at December 31, 1994. Exhibits 9 and 10 detail significant capital information for the past five years.

  Due to the strength of the capital base at the individual bank subsidiaries, approximately $198,891,000 was available at December 31, 1996 for distribution through dividends to the Parent Company without prior regulatory approval and without reducing the capital of the respective subsidiary banks below present minimum standards. An additional $150,622,000 would be available in the form of loans to the Parent Company under current regulations. This strong capital base allowed the Corporation to purchase the 3,926,951 shares of common stock in the open market during 1996.

  The Parent Company's double leverage ratio, which measures the extent to which the equity capital of its subsidiaries is supported by Parent Company debt rather than equity, improved to 104.81% at December 31, 1996 compared with 107.93% last year. Intangible assets, which consisted largely of goodwill, totaled $175,226,000 at December 31, 1996 compared with $110,529,000 a year ago, and $97,357,000 at December 31, 1994. Exhibit 11 details the composition of intangible assets for the past five years. Long-term debt as a percentage of total capitalization


--------------------------------------------------------------------------------------------------------
Exhibit 10
CAPITAL RATIOS

                                                                 DECEMBER 31
                                      ------------------------------------------------------------------
                                       1996           1995           1994           1993           1992
                                      ------         ------         ------         ------         ------

Tier I capital to
 risk-adjusted assets                  10.91%         12.22%         11.78%         11.40%         10.45%

Total capital to risk-adjusted
 assets                                13.87          15.30          15.04          14.83          13.56

Leverage                                7.82           8.54           8.06           7.40           6.63

Equity to assets

  Consolidated                          8.61           9.15           8.42           7.95           7.13

  Combined bank subsidiaries            7.74           8.76           8.30           8.18           7.38

Tangible equity to assets               7.75           8.58           7.89           7.36           6.56

Double leverage                       104.81         107.93         108.04         110.72         112.40

Long-term debt to total
 capitalization                        15.63          16.57          18.99          19.59          22.72
--------------------------------------------------------------------------------------------------------

declined to 15.63% versus 16.57% at December 31, 1995. No significant amount of debt is scheduled to mature before 1999.

  As interest rates declined during 1995, the Corporation recorded a favorable adjustment to equity of $47,494,000 on available-for-sale investment securities. In 1996, the net fair value adjustment lowered equity by $14,386,000, due largely to an increase in longer-term interest rates, thus reducing the equity to assets ratio at December 31, 1996 in comparison with the prior year. In conjunction with the acquisition of TCBankshares, Inc. on May 1, 1995, the Corporation assumed, through an exchange, 14,806 shares of preferred stock with a book value of $12,153,000. These preferred shares were redeemed in March 1996.

  Book value per common share at December 31, 1996 was $26.52 compared with $26.04 at the prior year-end, an increase of 1.8%. The equity formation rate (defined as net income less dividends divided by average equity) decreased to 5.58% in 1996 from 9.64% in 1995. Cash dividends totaling $1.64 per common share were declared and paid during 1996, a 24.2% increase from last year's total of $1.32. In addition, on February 19, 1997, the quarterly dividend payable April 1, 1997 was increased by 4.9% to $.43 per common share. Additional data relating to Mercantile's common stock is included in Exhibit 12 of this report.

  On July 11, 1996, the Board of Directors authorized the repurchase of up to 6,000,000 of the Corporation's common stock. This authorization was inclusive of shares to be repurchased in connection with the previously announced pending acquisitions. On October 28, 1996, the Corporation rescinded all previously announced share repurchase programs and stated it may repurchase up to 700,000 shares in the open market that would be reissued in the Mark Twain transaction.

  Two significant 1997 acquisitions were announced in the fourth quarter of 1996. On October 27, 1996, a definitive agreement was signed with Mark Twain for which Mercantile will exchange up to 16,950,000 shares of its common stock for the Mark Twain common stock. The transaction will be accounted for as a pooling-of-interests. Since Mark Twain's capital ratios are greater than or equal to those of Mercantile, the capital ratios of the combined company are expected to be strengthened.

  On December 23, 1996, the Corporation announced that it signed a definitive agreement with Roosevelt. Up to 13,000,000 Mercantile shares plus cash are expected to be issued in this transaction, which will be accounted for as a purchase. Mercantile also announced that it may repurchase up to 7,000,000 of its shares in the open market that would be reissued in the Roosevelt transaction. Although Roosevelt has a program to dispose of low-yielding assets, its balance sheet will still be more highly leveraged than Mercantile's; therefore, combined capital ratios will decline, yet remain well above regulatory minimums and at a level necessary to maintain external credit ratings. Goodwill of approximately $550,000,000 will be recorded, and the Corporation will access the public debt markets to meet its cash financing needs of between $500 million and $600 million.

  The first evidence of accessing the capital markets occurred on January 29, 1997, when the Mercantile Capital Trust I was formed. Through this trust, Mercantile obtained $150,000,000 of floating-rate debt which for regulatory purposes is part of Tier I capital. Additional funds will likely be raised in the first half of 1997 in the form of senior and/or subordinated debt.


-----------------------------------------------------------------------------------------------------------
Exhibit 11
INTANGIBLE ASSETS
(Thousands)

                                                                DECEMBER 31
                                 --------------------------------------------------------------------------
                                   1996             1995            1994             1993            1992
                                 --------         --------         -------         --------         -------

Goodwill                         $147,527         $ 90,037         $77,092         $ 81,002         $75,653

Core deposit premium                9,450           12,660          13,818           17,818          17,923

Other                              18,249            7,832           6,447            4,809           4,170
                                 --------         --------         -------         --------         -------

  Total                          $175,226         $110,529         $97,357         $103,629         $97,746
                                 ========         ========         =======         ========         =======
-----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Exhibit 12
SELECTED INVESTOR INFORMATION

NEW YORK STOCK EXCHANGE: MTL

In newspaper stock tables generally MercBc or MercBcpMO

COMMON STOCK INFORMATION

                               1996                                 1995                                 1994
                  -------------------------------      -------------------------------      -------------------------------
                     MARKET PRICE                         MARKET PRICE                         MARKET PRICE
                  -----------------    DIVIDEND        -----------------    DIVIDEND        -----------------    DIVIDEND
                   HIGH       LOW      DECLARED         HIGH       LOW      DECLARED         HIGH       LOW      DECLARED
                  -------   -------  ------------      -------   -------  ------------      -------   -------  ------------

1ST QUARTER       $46 1/2   $41 1/2     $ .41          $37 1/4   $31 1/4     $ .33          $34 1/8   $29 7/8     $ .28

2ND QUARTER        47 7/8    43 1/2       .41           44 7/8    36           .33           38 1/8    31 1/8       .28

3RD QUARTER        52 7/8    43 3/8       .41           47        41 5/8       .33           39 1/4    34 7/8       .28

4TH QUARTER        54        49           .41           46 1/2    41 1/2       .33           36 7/8    29 1/2       .28
                                        -----                                -----                                -----

                                        $1.64                                $1.32                                $1.12
                                        =====                                =====                                =====

SELECTED DATA

                                                                  DECEMBER 31
                                           ----------------------------------------------------------
                                              1996                    1995                    1994
                                           ----------              ----------              ----------

          Market Price                        $51 3/8                  $46                    $31 1/4

          Dividend Yield                         3.19%                   2.87%                   3.58%

          Price Earnings Ratio                  16.57X<F*>              12.30x                   9.80x<F*>

          Book Value per
            Common Share                       $26.52                  $26.04                  $23.32

          Market Price to Book
            Value                              193.72%                 176.65%                 134.01%

          Average Common
            Shares Outstanding             61,874,882              61,883,723              59,757,392

          Year-end Common
            Shares Outstanding             61,604,723              62,506,536              59,883,249

          Shareholders of
            Record                             17,283                  19,178                  20,069

          Average Daily Volume                116,204                  89,172                  52,926

<F*>Calculated based upon net income per common share which includes acquisition charges and the special SAIF assessment.
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Exhibit 13
DEBT RATINGS

                                                                                THOMSON         STANDARD
                                                   MOODY'S        FITCH        BANKWATCH        & POOR'S
                                                   -------        -----        ---------        --------

MERCANTILE BANCORPORATION INC.
 Issuer Rating                                                                     B
 Commercial Paper                                                   F1           TBW-1
 7.625% Subordinated Notes, due 2002                Baa1                         BBB+              BBB
 Floating Rate Capital Trust Pass-through
   Securities(SM)<F*>                                a3                                           BBB-

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

<F*>Issued on January 29, 1997.
--------------------------------------------------------------------------------------------------------

                                      18

  Management has established financial objectives designed to monitor future capital needs. Mercantile's dividend policy is influenced by the belief that most shareholders are interested in long-term performance as well as current yield. The current dividend payout level is considered reasonable given the Corporation's present cash flow position, level of earnings, capital position and the strength of its subsidiary banks' capital. Future dividends will be determined based on Mercantile's results of operations, growth expectations, financial condition, regulatory constraints and other factors deemed relevant by the Board of Directors.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

  The Corporation's investment portfolio serves three important functions. First, it is a vehicle for adjusting balance sheet rate sensitivity and protecting against the impact of changes in interest rate movements by managing the purchases and maturities of securities; second, it is a means for investment of excess funds depending on loan demand; and, third, the available-for-sale securities provide potential immediate liquidity. The investment portfolio is structured to maximize the return on invested funds within acceptable interest rate risk guidelines and to meet pledging requirements, while giving consideration to loan demand, credit risk, future liquidity needs, balance sheet strategies and the outlook for trends in interest rates.

  Securities are the largest category of earning assets after loans. During 1996, average securities represented 26.01% of earning assets compared with 26.48% in 1995 and 30.04% for 1994. Investment securities totaled $4.0 billion at December 31, 1996 compared with $4.2 billion at December 31, 1995, a decrease of 4.1%. As loan demand increased and collateral requirements decreased, the overall size of the portfolio was reduced in the fourth quarter of 1996.

  FAS 115, "Accounting for Certain Investments in Debt and Equity
Securities," is the accounting pronouncement that prescribes the accounting for the investment portfolio and it requires that investment securities be classified into three categories: trading, available-for-sale and held-to-maturity. Throughout 1994 and 1995, Mercantile classified the vast majority of its investment securities as held-to-maturity. In November 1995, the Financial Accounting Standards Board issued a pronouncement that allowed for a one-time redesignation of securities between categories. In December 1995, the Corporation, with approval from its Asset/Liability Management Committee, redesignated the entire held-to-maturity portfolio as available-for-sale and transferred approximately $3.1 billion of securities to that category. During the third quarter of 1996, in conjunction with the establishment of a real estate investment trust ("REIT") and investment subsidiaries, the Corporation redesignated selected investment securities as held-to-maturity. Note E to the Consolidated Financial Statements details the components of the investment portfolio for the past three years.

  The year-end 1996 held-to-maturity and available-for-sale investment portfolio was composed of 83.57% of U.S. Treasury and other government agency securities, including 27.14% in mortgage-related issues, 12.74% in state and municipal securities, and 3.69% of other miscellaneous securities, primarily private-label collateralized mortgage obligations. The comparable distribution at year-end 1995 was 83.52%, 13.31% and 3.17%, respectively.

  The average maturity of the overall portfolio declined to two years and two months at the end of 1996 versus two years and nine months at year-end 1995. Purchased securities were generally added with maturities of two to four years to match the expected average maturity of retail deposits, and to fit within the projected interest sensitivity position of the Corporation. The overall tax-equivalent yield of the portfolio increased during 1996 to 6.24% from 6.19% in 1995, even though rates in general slightly declined during 1996.

  Mercantile's commitment to its expanding region continued to be reflected by the holdings of securities of Missouri, Arkansas, Illinois, Kansas and Iowa and their local governmental units, although securities of many other states were also held in the portfolio. At December 31, 1996, investments in securities of those five states and their political subdivisions amounted to approximately 57.02% of total tax-exempt securities. However, securities of any one single political subdivision in any of these states did not exceed .32% of shareholders' equity at December 31, 1996. Outside of those five states, securities of no single issuer exceeded .82% of shareholders' equity.

  Approximately 65.68% of the state and municipal securities held at December 31, 1996 were rated A or higher by Moody's Investors Service. Of the remaining securities, most were non-rated bonds due to the smaller size of the issues and the expense associated with obtaining a rating. These bonds generally represented local issues purchased by subsidiary banks, which are evaluated internally for creditworthiness on an ongoing basis, similar to loans.

------------------------------------------------------------------------------------------------------------------------------
Exhibit 14
INVESTMENTS IN DEBT AND EQUITY SECURITIES<F1>
($ in Thousands)

                                                                        DECEMBER 31, 1996
                                    ------------------------------------------------------------------------------------------
                                               AVAILABLE-FOR-SALE                                HELD-TO-MATURITY
                                    -----------------------------------------       ------------------------------------------
                                                    ESTIMATED                                      ESTIMATED
                                    AMORTIZED         FAIR                          AMORTIZED        FAIR
                                      COST            VALUE         YIELD<F2>         COST           VALUE          YIELD<F2>
                                    ---------       ---------       ---------       ---------      ---------      ------------
U.S. TREASURY
Within one year                     $  578,445      $  578,894         5.59%        $     --       $     --             --%
One to five years                      786,081         786,736         5.89           27,177         27,296           6.38
Five to 10 years                         5,048           5,402         7.54               --             --             --
After 10 years                              --              --           --               --             --             --
                                    ----------      ----------                      --------       --------
    Total                            1,369,574       1,371,032         5.77           27,177         27,296           6.38
Average Maturity                                                    1 yr. 3 mo.                                    2 yr. 0 mo.
U.S. GOVERNMENT AGENCIES<F3>
Within one year                        418,597         418,897         6.22           59,590         59,946           5.68
One to five years                    1,120,488       1,123,534         6.35          227,263        231,444           6.73
Five to 10 years                        99,265         100,478         7.00           22,586         20,506           9.56
After 10 years                          17,634          17,986         7.31            6,252          6,835           9.42
                                    ----------      ----------                      --------       --------
    Total                            1,655,984       1,660,895         6.37          315,691        318,731           6.79
Average Maturity                                                    2 yr. 2 mo.                                    2 yr. 5 mo.
OBLIGATIONS OF STATE AND
  POLITICAL SUBDIVISIONS
Within one year                        113,323         113,914         6.91               --             --             --
One to five years                      252,587         256,534         7.35               --             --             --
Five to 10 years                        79,430          81,373         8.35               --             --             --
After 10 years                          61,572          62,442         9.01               --             --             --
                                    ----------      ----------                      --------       --------
    Total                              506,912         514,263         7.61               --             --             --
Average Maturity                                                    4 yr. 1 mo.                                         --
OTHER<F3>
Within one year                          9,118           9,174         6.68               --             --             --
One to five years                       33,604          33,494         6.22               --             --             --
Five to 10 years                         1,037           1,176         6.65               --             --             --
After 10 years                           1,539           1,553         5.84            3,698          3,711           9.50
                                    ----------      ----------                      --------       --------
    Total                               45,298          45,397         6.31            3,698          3,711           9.50
Average Maturity                                                    2 yr. 8 mo.                                    22 yr. 3 mo.
TOTAL INTEREST EARNING
  INVESTMENTS<F3>
Within one year                      1,119,483       1,120,879         5.97           59,590         59,946           5.68
One to five years                    2,192,760       2,200,298         6.30          254,440        258,740           6.69
Five to 10 years                       184,780         188,429         7.59           22,586         20,506           9.56
After 10 years                          80,745          81,981         8.58            9,950         10,546           9.45
                                    ----------      ----------                      --------       --------
    Total                            3,577,768       3,591,587         6.31          346,566        349,738           6.78
Average Maturity                                                    2 yr. 1 mo.                                    2 yr. 7 mo.
FEDERAL RESERVE BANK STOCK,
  FEDERAL HOME LOAN BANK
  STOCK AND OTHER EQUITY
  INVESTMENTS                          100,728          99,922         5.47               --             --
                                    ----------      ----------                      --------       --------
    TOTAL PORTFOLIO                 $3,678,496      $3,691,509         6.29         $346,566       $349,738           6.78
                                    ==========      ==========                      ========       ========

<F1> This exhibit excludes trading securities, which are reported at estimated fair value on the Consolidated Balance Sheet. Trading securities totaled $500,000, $3,677,000 and $14,299,000 at December 31,
     1996, 1995, and 1994, respectively.

<F2> Taxable-equivalent basis.

<F3> Maturities of asset-backed obligations are based on the remaining weighted average maturities.
-------------------------------------------------------------------------------------------------------------------------------

LOANS

  Loans are the primary earning asset of the Corporation and were $12.8 billion at December 31, 1996, up $1.0 billion or 8.9% from year-end 1995. This growth follows a 7.6% increase in 1995 over 1994. Affecting loan growth figures from year-to-year is the amount of loans acquired in the six acquisitions accounted for as purchases or poolings-of-interests without restatement. The internal loan growth rate for 1996 was in the 3% to 5% range. The vast majority of the Corporation's loans are extended in its natural trade areas, which now includes five states.

  Mercantile's diversified loan portfolio spreads the risk and reduces exposure to economic downturns that may occur in different segments of the economy or in different industries. At December 31, 1996, the portfolio was 45.17% commercial and 54.83% consumer-related, compared with 45.87% and 54.13% at December 31, 1995. Note O provides more details on concentrations of credit and the overall loan portfolio. The portfolio mix has undergone a favorable shift in recent years as business development efforts have focused on expanding middle-market commercial and consumer loans. Lower-risk residential mortgage loans are the dominant asset, comprising one-third of the loan portfolio. The acquisition of Mark Twain will supplement the focus on middle-market commercial loans, and the acquisition of Roosevelt will add significantly to Mercantile's residential real estate mortgage loan totals. These shifts have been complemented by consumer and middle-market portfolios added in the other 1996 mergers.

  The 1996 average loan to deposit ratio for the Corporation was 83.62% compared with 84.59% and 76.86% in 1995 and 1994, respectively. Exhibit 15 portrays the composition of the loan portfolio for the past five years.

  During 1996, commercial loans averaged $3.1 billion, which represented a growth rate of 5.5% following growth of 8.2% in 1995. The growth was across the system with more notable increases recorded in the second half of 1996.

  Average commercial real estate mortgage and construction loans of $2.4 billion in 1996 increased by 4.4% following 12.2% growth in 1995. Commercial mortgage and construction loans held by Mercantile Bank N.A. represented 18.07% of the portfolio, with the rest relating largely to smaller owner-occupied projects in Missouri, Illinois, Arkansas, Kansas and Iowa originated by the Corporation's other banks. Commercial real estate loans are generally secured by the underlying property at a 75% to 80% loan-to-appraisal value, and are typically supported by guarantees from the project developers. Additional collateral may be taken as deemed necessary.

  For 1996, average residential real estate mortgage loan volume grew by 3.7% following 19.7% growth in 1995, and during 1996 represented one-third of the total loan portfolio. When the effect of the sale of $225,000,000 in mortgages in the fourth quarter of 1995 is considered, the rate of 1996 growth was 9.5%. Volume was impacted by a general decline in interest rates during 1996 which allowed customers the opportunity to switch from adjustable-rate loans, which are held in the portfolio, to fixed-rate loans, which are sold. Mercantile currently services a residential real estate loan portfolio of $5.9 billion. Roosevelt will add approximately $8.6 billion to servicing volume in the second half of 1997.

  Average credit card loans grew by 9.0% in 1996. Excluding the impact of the $400,000,000 in credit card loans securitized in May 1995, total managed credit card loans increased on average by 21.5%. The former SBC co-branded credit card accounted for this 1996 growth while the core MasterCard(R) and VISA(R) portfolio declined modestly as expected. Mercantile announced on December 5, 1996 that it had terminated its co-branded credit card program with SBC and offered to replace those cards with a MercRewards VISA(R) card beginning in 1997. Mercantile expects to lose via attrition approximately 200,000 accounts representing $100,000,000 in balances of customers who used the former co-branded card largely for transactions rather than for credit. Other consumer loans of $1.7 billion increased on average by 3.6%, due largely to growth in indirect auto loans.

------------------------------------------------------------------------------------------------------------
Exhibit 15
LOAN AND LEASE PORTFOLIO MATURITIES<F*>
(Millions)

                                     ONE TO FIVE      OVER FIVE
                                        YEARS           YEARS
                            UNDER  --------------- --------------
                             ONE   FIXED  FLOATING FIXED  FLOATING
                            YEAR    RATE    RATE    RATE    RATE    1996     1995     1994     1993    1992
                           ------  ------ -------- ------ --------  ----     ----     ----     ----    ----
Commercial                 $1,214  $  930  $  570  $  399  $  225  $ 3,338  $ 2,980  $ 2,788  $2,535  $2,581
Real estate--commercial       536     653     401     153     299    2,042    2,120    1,779   1,670   1,695
Real estate--construction     194      85      61      31      20      391      282      324     302     278
Real estate--residential      229     383     153     583   2,959    4,307    3,823    3,531   3,252   3,193
Consumer                      294   1,235     100     136      20    1,785    1,667    1,617   1,273   1,206
Credit card                    --     148     762      --      --      910      859      865     777     617
                           ------  ------  ------  ------  ------  -------  -------  -------  ------  ------
    Total Loans and
      Leases               $2,467  $3,434  $2,047  $1,302  $3,523  $12,773  $11,731  $10,904  $9,809  $9,570
                           ======  ======  ======  ======  ======  =======  =======  =======  ======  ======

<F*>Non-accrual loans are reported at contractual maturities and rates.
------------------------------------------------------------------------------------------------------------

  The overall tax-equivalent yield of the loan portfolio decreased by 16 basis points to 8.74% in 1996 compared with 8.90% in 1995, when interest rates were moderately higher. As shown in Exhibit 15, which portrays the maturity and interest sensitivity of the portfolio, 62.92% of loans were priced at floating rates or maturing within one year.

RISK MANAGEMENT AND THE RESERVE FOR
POSSIBLE LOAN LOSSES

  The underlying objectives of Mercantile's credit management are to identify and manage credit exposure and to support the growth of a profitable and high quality loan portfolio. At Mercantile, these functions are performed centrally by corporate Credit Administration, which provides management with extensive information on risk levels, trends, delinquencies, portfolio concentrations and internal ratings. Credit Administration includes corporate Credit Policy, approval of large credits and corporate Credit Review. At Mercantile Bank N.A., Credit Administration also provides special asset teams that promptly concentrate on identified problem loans and workout situations when necessary, as well as the management of foreclosed property. Mercantile utilizes a lender-initiated system of rating credits which is subsequently tested by Credit Review, external auditors and bank regulators. Adversely-rated credits are included on a watch list, and are reviewed at the bank level and centrally at least on a quarterly basis.

  The reserve for possible loan losses represents the aggregate reserves of the Corporation's banking subsidiaries, and at December 31, 1996 was $196,627,000 compared with $201,780,000 at the end of 1995. Loans outstanding increased by 8.9%, which resulted in a year-end 1996 ratio of the reserve for possible loan losses to outstanding loans of 1.54% compared with 1.72% at December 31, 1995. The reserve as a percentage of non-performing loans was 313.02% compared with 245.18% last year. The 1996 levels were reasonable considering that the risk profile had been lessened due to growth in low-risk residential real estate mortgage loans, for which the loss experience has averaged .06% for the past five years. If residential mortgages are excluded from total loans, the reserve represents 2.32% of outstanding loans at December 31, 1996.

  The provision for loan losses is the annual cost of providing a reserve for anticipated future loan losses. In any accounting period, the amount of provision is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquen-cies, management's assessments of loan quality, general economic factors and collateral values. The 1996 provision was $71,014,000 compared with $36,530,000 last year. The first and fourth quarters of 1996 included a nonrecurring merger-related provision of $13,666,000 which was recorded largely to conform the credit policies of recently acquired entities to those of Mercantile; an additional $10,000,000 in provision was recorded during the first quarter of 1996 in connection with an $11,000,000 charge-off of a credit to a St. Louis-based specialty retailer that declared bankruptcy in late 1995.

  The ratio of net charge-offs to average loans for 1996 was .69% compared with .46% in 1995. The corresponding net charge-off figures were $83,549,000 and
$52,429,000, respectively. The $11,000,000 charge-off mentioned above impacted the 1996 ratio of charge-offs to average loans by nine basis points. Exhibit 16 provides charge-offs and recoveries by loan type for the past five years.

  Excluding securitized credit cards, net credit card charge-offs were $60,159,000 in 1996 versus $37,260,000 last year, and represented 7.11% of average credit card loans compared with 4.80% in 1995. On the managed portfolio, the ratio of net charge-offs to average loans was 7.78% in 1996. By credit policy, losses are taken when the loan is past due for a period of time when collection is not probable, or upon receipt of notice of personal bankruptcy, if earlier. Approximately 36% of the 1996 credit card losses were a result of bankruptcy claims. The Corporation believes that total credit card losses in 1997 will approximate the amount experienced in 1996; however, the ratio of credit card net charge-offs to average loans is expected to improve steadily throughout the year, after peaking in the first quarter. Excluding credit card net charge-offs and the $11,000,000 nonrecurring loss, net charge-offs were only $12,390,000 or .10% of average loans in 1996.

  The Corporation evaluates the reserves of all banks on a quarterly basis to ensure the timely charge-off of loans and the adequacy of each bank's reserve for possible loan losses. This review is performed by each bank preliminarily, and is validated by both corporate Credit Review and the Chief Credit Officer. Factors considered in determining reserve adequacy include: volumes and trends in delinquencies and non-performing loans; specific loan ratings and outstandings; historical and projected loss experience based on volumes and types of loans; the results of independent internal loan ratings or external credit reviews; industrial or geographical concentrations; national, regional and/or specific industry economic conditions; off-balance-sheet risk; and other subjective factors.

----------------------------------------------------------------------------------------------------------------------
Exhibit 16
RESERVE FOR POSSIBLE LOAN LOSSES
($ in Thousands)

                                                                           YEAR ENDED DECEMBER 31
                                                         -----------------------------------------------------------
                                                         1996        1995           1994          1993          1992
                                                         ----        ----           ----          ----          ----

BEGINNING BALANCE                                      $201,780     $215,849       $205,946     $198,742      $176,248
PROVISION                                                71,014       36,530         43,265       64,302        79,551
CHARGE-OFFS
  Commercial                                             18,634        7,254          5,816       18,640        25,694
  Real estate--commercial                                 2,771        6,546          7,690       30,987        36,033
  Real estate--construction                                 377          258          2,191          371         1,519
  Real estate--residential                                1,906        1,950          4,842        2,260         2,550
  Consumer                                               12,294       10,441          6,181        5,815         7,673
  Credit card                                            66,111       42,650         41,363       31,021        20,753
                                                       --------     --------       --------     --------      --------
    Total Charge-offs                                   102,093       69,099         68,083       89,094        94,222
RECOVERIES
  Commercial                                              3,496        3,831          9,812       14,375         7,047
  Real estate--commercial                                 4,408        3,639         16,180        4,588         3,411
  Real estate--construction                                 326          151            248          709           174
  Real estate--residential                                  598          736            654          546         1,385
  Consumer                                                3,764        2,923          2,882        2,840         3,049
  Credit card                                             5,952        5,390          4,498        3,467         2,522
                                                       --------     --------       --------     --------      --------
    Total Recoveries                                     18,544       16,670         34,274       26,525        17,588
                                                       --------     --------       --------     --------      --------
    NET CHARGE-OFFS                                      83,549       52,429         33,809       62,569        76,634
Acquired Reserves                                         7,382       13,830            447        5,471        19,577
Transfer to Mercantile Credit Card Master Trust              --      (12,000)            --           --            --
                                                       --------     --------       --------     --------      --------
    ENDING BALANCE                                     $196,627     $201,780       $215,849     $205,946      $198,742
                                                       ========     ========       ========     ========      ========
LOANS AND LEASES
  December 31 balance                               $12,772,920  $11,730,887    $10,904,106   $9,808,786    $9,570,372
                                                    ===========  ===========    ===========   ==========    ==========
  Average balance                                   $12,051,043  $11,519,057    $10,196,059   $9,636,276    $9,397,901
                                                    ===========  ===========    ===========   ==========    ==========
RATIOS
  Reserve balance to outstanding loans                     1.54%        1.72%          1.98%        2.10%         2.08%
  Reserve balance to non-performing loans                313.02       245.18         583.17       290.02        154.17
  Net charge-offs to average loans                          .69          .46            .33          .65           .82
  Earnings coverage of net charge-offs                    4.32X        7.50x         10.31x        5.20x         3.72x
----------------------------------------------------------------------------------------------------------------------

  Every significant problem credit is reviewed initially by the respective bank, and a secondary review is performed quarterly to confirm the risk rating, proper accounting and adequacy of both strategy and the loan loss reserve. In addition to specific allocations, reserve allocations are made based on percentage guidelines for all individually-rated loans, whether criticized or not. Additionally, allocations are made for unrated loans, such as residential mortgage, credit card and other consumer loans, based on historical loss experience adjusted for portfolio activity and current economic trends. These allocated reserves are further supplemented by unallocated reserves based on judgments regarding risk of error, local economic conditions and any other relevant factors.

  In Exhibit 17, the Corporation has estimated an allocation of the reserve for possible loan losses to the various loan categories. Consideration for making such allocations is consistent with the factors discussed above and all of those factors are subject to change; thus the allocation is not necessarily indicative of the loan categories in which future losses will occur. The total reserve is available to absorb losses from any portion of the loan portfolio. Management believes the December 31, 1996 consolidated reserve of 1.54% of total loans outstanding and 313.02% of non-performing loans was adequate based on the risks identified at such date in the loan portfolio, and is not aware of any significant risks in the loan portfolio due to concentrations within any particular industry.

-----------------------------------------------------------------------------------------------------
Exhibit 17
ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES
($ in Thousands)

                             1996                         1995                         1994
                    -----------------------      -----------------------      -----------------------
                                   PERCENT                      PERCENT                      PERCENT
                                   OF LOANS                     OF LOANS                     OF LOANS
                    ALLOCATED      TO TOTAL      ALLOCATED      TO TOTAL      ALLOCATED      TO TOTAL
                    RESERVES        LOANS        RESERVES        LOANS        RESERVES        LOANS
                    ---------      --------      ---------      --------      ---------      --------
Commercial          $ 20,355         26.13%      $ 48,293         25.40%      $ 37,805         25.58%
Real estate--
  commercial          41,250         15.99         47,785         18.07         38,004         16.31
Real estate--
  construction         2,386          3.06          3,982          2.41          3,325          2.97
Real estate--
  residential         15,106         33.72         12,153         32.59          9,459         32.38
Consumer              11,606         13.98         11,340         14.21         13,263         14.83
Credit card           57,666          7.12         27,333          7.32         36,827          7.93
Unallocated           48,258           N/A         50,894           N/A         77,166           N/A
                    --------        ------       --------        ------       --------        ------
Total               $196,627        100.00%      $201,780        100.00%      $215,849        100.00%
                    ========        ======       ========        ======       ========        ======

                           1993                        1992
                   ---------------------      -----------------------
                                PERCENT                      PERCENT
                                OF LOANS                     OF LOANS
                   ALLOCATED    TO TOTAL      ALLOCATED      TO TOTAL
                   RESERVES      LOANS        RESERVES        LOANS
                   --------     --------      ---------      --------
Commercial        $ 34,023       25.86%       $ 42,628         26.97%
Real estate--
  commercial        43,039       17.02          48,781         17.71
Real estate--
  construction       2,305        3.08           4,985          2.91
Real estate--
  residential        6,240       33.15           4,962         33.36
Consumer            10,180       12.97          11,768         12.60
Credit card         31,285        7.92          25,169          6.45
Unallocated         78,874         N/A          60,449           N/A
                  --------      ------        --------        ------
Total             $205,946      100.00%       $198,742        100.00%
                  ========      ======        ========        ======
-----------------------------------------------------------------------------------------------------

  Mark Twain's reserve and coverage levels are comparable to those of Mercantile. Roosevelt maintains a lower relative reserve level as its loan portfolio consists largely of residential real estate mortgage loans for which losses are typically very low. After each of these mergers is completed, the acquired organization will comply with the reserve and credit policies as described above.

NON-PERFORMING ASSETS

  Non-performing assets consist of non-accrual loans, renegotiated loans and foreclosed property. A summary of these assets for the past five years is presented in Exhibit 18. FAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by FAS 118, was adopted by the Corporation in the first quarter of 1995. This standard requires an impaired loan to be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate. By the Corporation's definition, all non-accrual and renegotiated commercial-related loans are considered impaired. As of December 31, 1996, impaired loans totaled $33,933,000, for which the related reserve for possible loan losses was $6,287,000. For 1996, the average recorded investment in impaired loans was $43,596,000. The Corporation recognized $452,000 of interest income on these impaired loans in 1996.

  At year-end 1996, non-performing loans (i.e., non-accrual and renegotiated) were $62,816,000 and represented .49% of total loans. Foreclosed assets at December 31, 1996 were $13,345,000; the ratio of non-performing assets to outstanding loans plus foreclosed assets was .60% at December 31, 1996. As noted in Exhibit 18, non-accrual loans decreased by $19,406,000 or 24.5% while renegotiated loans and foreclosed property stayed at a relatively constant level.

  Non-accrual loans are those for which, in the opinion of management, the timely or ultimate collection of principal and/or interest is unlikely or problematic. Note A to the Consolidated Financial Statements further details the Corporation's policy on accounting for non-accrual loans. Non-accrual loans declined by $19,406,000 from the December 31, 1995 level due to the $11,000,000 charge-off previously mentioned, the sale of the unsecured balance of that same loan and the payment in full of a $4,500,000 loan during the second quarter of 1996. At December 31, 1996, the Corporation had only four non-accrual loans with balances exceeding $1,000,000, the largest totaling $3,600,000.

  Renegotiated loans are those for which the terms have been restructured beyond those available in the market, in order to aid the borrower by providing a reduction or deferral of interest and/or principal. Renegotiations usually result from a deterioration in the financial condition of the borrower. Renegotiated loans were $3,017,000 compared with $3,094,000 at year-end 1995. All loans classified as renegotiated were paying in accordance with the modified terms at December 31, 1996.

  Loans past due 90 days or more and still accruing interest were $33,638,000 compared with $27,242,000 last year. This classification consisted largely of credit card loans, residential real estate mortgage loans and other consumer loans. Credit card loans are fully charged off when the loan is past due for a period of time in which collection is not probable based upon historical trends, or upon receipt of notice of personal bankruptcy, if earlier. Losses on residential mortgage loans generally are minimal.

  The Corporation had $1,440,000 par value of investment securities at December 31, 1996, 1995 and 1994 on non-accrual status. The carrying value of these securities was reduced to $1,240,000 as of December 31, 1996.

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 18
NON-PERFORMING ASSETS
($ in Thousands)

                                                                                         DECEMBER 31
                                                           ----------------------------------------------------------------------
                                                           1996            1995            1994             1993             1992
                                                           ----            ----            ----             ----             ----
NON-ACCRUAL LOANS
Commercial                                                $17,303         $39,222         $ 6,428         $ 15,158         $ 41,230
Real estate--commercial                                    14,845          17,953          13,630           27,721           40,358
Real estate--construction                                     977             342             146              975            6,119
Real estate--residential                                   22,237          17,327           8,111           10,617           14,370
Consumer                                                    4,437           4,361           2,335            2,376            3,387
                                                          -------         -------         -------         --------         --------
  TOTAL NON-ACCRUAL LOANS                                  59,799          79,205          30,650           56,847          105,464
RENEGOTIATED LOANS                                          3,017           3,094           6,363           14,163           23,450
                                                          -------         -------         -------         --------         --------
  TOTAL NON-PERFORMING LOANS                              $62,816         $82,299         $37,013         $ 71,010         $128,914
                                                          =======         =======         =======         ========         ========
FORECLOSED ASSETS
Foreclosed real estate                                    $10,519         $ 9,951         $12,785         $ 41,053         $ 63,809
Other foreclosed assets                                     2,826           2,640           2,313            1,199            3,237
                                                          -------         -------         -------         --------         --------
  TOTAL FORECLOSED ASSETS                                 $13,345         $12,591         $15,098         $ 42,252         $ 67,046
                                                          =======         =======         =======         ========         ========
  TOTAL NON-PERFORMING ASSETS                             $76,161         $94,890         $52,111         $113,262         $195,960
                                                          =======         =======         =======         ========         ========
PAST-DUE LOANS (90 DAYS OR MORE)<F*>                      $33,638         $27,242         $22,753         $ 18,095         $ 14,116
                                                          =======         =======         =======         ========         ========

RATIOS<F*>
 Non-performing loans to outstanding loans                    .49%            .70%            .34%             .72%            1.35%
 Non-performing assets to outstanding loans and
   foreclosed assets                                          .60             .81             .48             1.15             2.03
 Non-performing assets to total assets                        .40             .53             .31              .70             1.22

<F*>Past-due loans 90 days or more are not included in non-performing asset totals or ratios.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Exhibit 19
INTEREST NOT RECORDED ON NON-PERFORMING LOANS
(Thousands except per common share data)

                                                                                 DECEMBER 31
                                                      ----------------------------------------------------------------
                                                      1996           1995           1994           1993           1992
                                                      ----           ----           ----           ----           ----
Interest not accrued                                 $3,586         $3,742         $3,181         $5,035         $9,795

Less cash-basis income                                 (605)          (260)          (408)          (359)          (782)
                                                     ------         ------         ------         ------         ------
Effect on income before income taxes                 $2,981         $3,482         $2,773         $4,676         $9,013
                                                     ======         ======         ======         ======         ======
Effect on net income                                 $1,938         $2,263         $1,802         $3,039         $5,949
                                                     ======         ======         ======         ======         ======
Effect on net income per common share                $  .03         $  .04         $  .03         $  .05         $  .11
                                                     ======         ======         ======         ======         ======
Interest collected applied to principal              $  930         $1,242         $  851         $2,984         $4,424
                                                     ======         ======         ======         ======         ======
-----------------------------------------------------------------------------------------------------------------------

  Foreclosed assets were $13,345,000 at December 31, 1996 compared with the prior year-end level of $12,591,000. Foreclosed assets consisted primarily of real estate and were recorded at the lower of cost or fair value less estimated costs to sell. At year-end 1996, the carrying value of all properties were less than appraised value and the Corporation had only one foreclosed property with a book value exceeding $1,000,000, which is under contract for sale in the first quarter of 1997.

  "Potential problem loans" at December 31, 1996 amounted to $33,368,000.
These are defined as loans and commitments not included in any of the two basic non-performing loan categories discussed above or 90 days past due and still accruing interest, but which management, through normal internal credit review procedures, has developed information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms. There were no loans classified for regulatory purposes as loss, doubtful or substandard that were not included above or which caused management to have serious doubts as to the ability of such borrowers to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

OFF-BALANCE-SHEET RISK

  In the normal course of business, there are various commitments and contingent liabilities outstanding which are properly not recorded on the balance sheet, such as letters of credit, commitments under operating leases, commitments to extend credit and interest rate swaps. Many of these arrangements are complementary to the loan and deposit products which are accounted for on the balance sheet. The Corporation's activities in foreign exchange, interest rate swaps, futures contracts and forward commitments continue to be minimal. Mercantile offers these products as a financial intermediary, and at present it makes very limited use of financial derivatives to manage its own interest rate exposure. There are $62,823,000 in forward delivery contracts outstanding as hedges to the fixed-rate production in the residential loan pipeline. Mark Twain, like Mercantile, makes limited use of derivative products although it does offer foreign denominated certificates of deposit that are appropriately hedged for foreign currency risk. Roosevelt makes significant use of derivative products in its balance sheet management although it has been and continues to reduce derivative contracts in conjunction with the contraction of its balance sheet.

  Standby letters of credit and similar arrangements issued primarily to support corporate obligations commit Mercantile to make payments on behalf of customers contingent upon the occurrence of future specified events. Standbys outstanding were primarily related to customer obligations, such as industrial revenue financings, as well as other financial and performance-related obligations. At December 31, 1996, the Corporation's commitments under standbys aggregated approximately $356,287,000, with $258,667,000 expiring within one year, $73,463,000 expiring within one to five years and $24,157,000 expiring after five years.

  At year-end 1996, Mercantile subsidiary banks had outstanding unused loan commitments of $8.6 billion, including $5.5 billion in credit card lines and $361,668,000 in home equity credit lines. The remaining commitments were largely to commercial customers in Mercantile's primary service area.

  Management does not anticipate any losses that would materially affect the financial position or results of operations of the Corporation as a result of such commitments and contingent liabilities. Note P to the Consolidated Financial Statements provides further discussion pertaining to these off-balance-sheet activities and provides information as to the estimated fair values of all financial instruments, including off-balance-sheet instruments.

OTHER INCOME

  Non-interest income increased 8.2% during 1996 to $295,968,000. Excluding $3,114,000 in nonrecurring securities losses, 1996 other income was $25,429,000 or 9.3% higher than in 1995. Trust fees, service charges, investment banking and brokerage fees, credit card and letters of credit fees were at higher levels than last year, while securitization revenue and mortgage banking income declined.

  Service charge income of $80,660,000 was the largest source of non-interest income in 1996 and was up 7.0% over 1995 levels. The increase in deposit service charges was due largely to selective fee increases and enhanced pricing of low-balance, high-transaction accounts.

  In 1996, trust fees were $79,413,000 compared with $70,751,000 during 1995, an increase of 12.2% following growth of 7.4% in 1995. Personal trust fees earned by Mercantile Trust Company N.A. were the largest source of trust revenue and increased 21.0% from last year. Income from Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, rose by 26.7%. Mississippi Valley Advisors Inc. manages 12 proprietary mutual funds--the ARCH funds, which had assets of $2.5 billion at December 31, 1996. Increases in the value of assets managed as well as repricing and successful new business development efforts largely accounted for the growth in trust fees. The net proceeds from the sale of the indenture trust and agency business in the fourth quarter of 1996 at a gain of $6,750,000 are reflected in miscellaneous income. Trust fee income in the future will be slightly impacted by the Corporation's sale of its indenture trust and agency business.

  At December 31, 1996, the Corporation held $17.9 billion in assets under investment management and $8.4 billion additional assets under custodial relationships, increases of 20.3% and 48.0%, respectively, from year-end 1995.

  Investment banking and brokerage fees were $13,021,000 compared with $11,366,000 last year, an increase of 14.6%. This income is derived from transaction fees for services performed for both individual and corporate customers, including sales of annuities and mutual funds, profits earned on trading positions and foreign exchange revenue. Mercantile Investment Services, Inc., Mercantile's brokerage services subsidiary, has experienced strong growth in fees from sales of investment products throughout 1996, reflecting favorable market conditions and an increase in sales activity.

  Mortgage banking income decreased by $501,000 or 4.6%. Excluding the one-time gain of $1,427,000 earned in 1995 on the sale of $225,000,000 of mortgages, this source of income grew by 9.9% in 1996. Mortgages serviced totaled $5.9 billion at December 31, 1996 compared with $5.3 billion at December 31, 1995. The Roosevelt transaction will add approximately $8.6 billion to servicing volume. Originated mortgage servicing rights on the balance sheet at year-end 1996 totaled $4,409,000. The associated risk for significant impairment was not considered to be material.

  For the year ended December 31, 1996, credit card income was $27,007,000 or 37.2% higher than the comparable 1995 period. The 1996 results included a $12,000,000 start-up cost reimbursement from the Corporation's former co-branded card partner. Excluding that reimbursement, credit card income declined by $4,683,000 or 23.8%. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders, miscellaneous fees and fees charged merchants for processing credit card transactions. Transaction-based rebates paid to SBC co-branded cardholders are netted against credit card fee income; these rebates totaled $22,388,000 in 1996 versus $11,281,000 in 1995. Also, certain fees relating to the securitized loans were reclassified to securitization revenue starting in the second quarter of 1995. Credit card income related to the merchant processing business, which was sold late in the second quarter of 1996, was only $3,755,000 compared with $5,280,000 in 1995.

  Securitization revenue in 1996 was $16,008,000 compared with $23,005,000 last year, and represents amounts accruing to Mercantile on the $400,000,000 in credit card loans securitized in the 1995 Mercantile Credit Card Master Trust. For securitized loans, amounts that would otherwise have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue. Because credit losses are absorbed against credit card servicing income over the life of these transactions, such income may vary depending upon the credit performance of the securitized loans. Higher levels of net charge-offs in 1996 adversely impacted securitization revenue. Mercantile acts as servicing agent and receives loan servicing fees equal to two percent per annum of the securitized receivables. As servicing agent, Mercantile continues to provide customer service to collect past due accounts and to provide other services typically performed for its customers. Accordingly, Mercantile's relationship with its credit card customers is not affected by the securitization.

  Net securities losses of $317,000 were realized in 1996 compared with gains of $4,042,000 in 1995. Losses of $3,114,000 were realized as the result of merger-related investment portfolio restructurings by recently acquired banks in the first and fourth quarters of 1996. Offsetting those losses, Mercantile Bank N.A. recorded $2,442,000 in gains on securities sold during the fourth quarter of 1996, as it contracted its investment portfolio due largely to the need for less collateral for U.S. government deposits. Net securities transactions in 1995 included gains of $1,730,000 on the sale of equity securities.

  The 17.7% increase in letters of credit fees was due largely to a growth in the average volume of standby letters of credit during 1996. Note P to the Consolidated Financial Statements and the discussion of Off-Balance-Sheet Risk on Page 26 summarize the Corporation's commitments under letters of credit.

  For 1996, all other miscellaneous income was up $10,145,000 or 19.5% over 1995. Significant items in miscellaneous income for 1996 included the gains on sales of merchant credit card, indenture trust and agency and portfolio leases, which amounted to $10,000,000, $6,750,000 and

-----------------------------------------------------------------------------------------
Exhibit 20
OTHER INCOME
($ in Thousands)

                                   1996             1995           CHANGE          1994
                                   ----             ----           ------          ----
Trust                            $ 79,413         $ 70,751          12.2%        $ 65,888
Service charges                    80,660           75,408           7.0           72,659
Credit card fees                   27,007           19,690          37.2           26,588
Securitization revenue             16,008           23,005         (30.4)              --
Mortgage banking                   10,321           10,822          (4.6)          10,917
Investment banking and
 brokerage                         13,021           11,366          14.6           14,400
Letters of credit fees              7,582            6,441          17.7            6,681
Securities gains (losses)            (317)           4,042            --            2,579
Other                              62,273           52,128          19.5           36,849
                                 --------         --------                       --------
  Total Other Income             $295,968         $273,653           8.2         $236,561
                                 ========         ========                       ========
-----------------------------------------------------------------------------------------

$3,542,000, respectively. Gains in 1995 included the $5,155,000 reported on the sale of Mercantile's interest in an ATM joint venture and $5,917,000 in portfolio lease gains. Excluding those one-time items from both years, miscellaneous income was up $925,000 or 2.3% over 1995.

OTHER EXPENSE

  Expenses other than interest expense and the provision for possible loan losses for 1996 were $637,307,000, an increase of 15.1% from 1995. Included in other expense in the first and fourth quarters of 1996 was $51,071,000 in expenses associated with mergers, largely for transition and duplicative costs related to systems standardization and signage, contract penalties to systems providers, investment banking and other professional service fees, change in control and severance payments, and obsolete equipment write-offs. The Corporation also recorded FDIC insurance expense in the third quarter of 1996 of $12,385,000 for the nonrecurring SAIF assessment. Excluding nonrecurring merger and SAIF insurance costs, year-to-date operating expenses increased by 3.6% over 1995. The efficiency ratio, defined as operating expenses as a percentage of taxable-equivalent net interest income and other income, was 56.45% in 1996 compared with 57.46%, or 101 basis points better than last year, excluding the nonrecurring items noted above.

  Salary expense increased by 5.0% during 1996, largely reflecting the costs of merit increases and the compensation for employees added in acquisitions. Year-to-date benefit costs were up by 8.5% due to an increase in the number of staff and higher costs of most employee benefit programs. In 1996, the Corporation lowered the discount rate used in pension and postretirement actuarial assumptions by one percent, which increased pension expense by 10.5% this year in comparison with 1995.

  FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which was adopted in 1993, required the recording of the unrecognized transition obligation for postretirement benefits other than pensions. That liability approximated $25,308,000 at December 31, 1996 and will be amortized over the next 16 years. FAS 112, "Employers' Accounting for Postemployment Benefits," was effective in 1994 and it relates to accounting for benefits provided to former or inactive employees after employment, but before retirement. The implications of this statement remain immaterial to the financial condition and results of operations of Mercantile.

  FAS 123, "Accounting for Stock Based Compensation," was issued in October 1995; it encourages companies to adopt an optional accounting method in 1996 based on the estimated fair value of employee stock options. Mercantile has continued to use the current accounting methodology for stock based compensation plans. Therefore, additional pro forma footnote disclosure has been made in Note M of the Consolidated Financial Statements.

  Occupancy and equipment costs grew by 10.2% during 1996, reflecting the costs of maintaining additional offices and a consistent program of upgrading systems and equipment to further enhance productivity. Total capital expenditures were $67,837,000, $59,849,000 and $47,956,000 in 1996, 1995 and 1994, respectively.
In March 1995, FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was published. Under FAS 121, long-lived assets and certain identifiable intangible assets are reviewed whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This statement was effective in 1996 and did not have a material impact on Mercantile.

-----------------------------------------------------------------------------------------
Exhibit 21
OTHER EXPENSE
($ in Thousands)

                                   1996             1995           CHANGE          1994
                                   ----             ----           ------          ----
Salaries                         $253,529         $241,422           5.0%        $233,430
Employee benefits                  62,091           57,203           8.5           55,345
                                 --------         --------                       --------
  Total Personnel Expense         315,620          298,625           5.7          288,775
Net occupancy                      40,431           38,044           6.3           36,475
Equipment                          50,648           44,630          13.5           41,410
Marketing/business
 development                       11,176           14,759         (24.3)          15,974
Postage and freight                22,195           20,124          10.3           17,741
Office supplies                    12,807           13,024          (1.7)          11,971
Communications                     11,077           10,770           2.9            8,737
Legal and professional             10,658           13,055         (18.4)          15,900
Credit card                        15,890           12,081          31.5           12,042
FDIC insurance                     15,863           17,705         (10.4)          29,119
Foreclosed property
 expense                             (727)           1,565            --           (5,077)
Intangible asset
 amortization                      11,318            9,492          19.2           10,802
Other                             120,351           59,874            --           71,307
                                 --------         --------                       --------
  Total Other Expense            $637,307         $553,748          15.1         $555,176
                                 ========         ========                       ========
-----------------------------------------------------------------------------------------

  The major components of all other operating expenses for the past three years are shown in Exhibit 21. Credit card, communications and postage expenses increased mainly as the result of costs of servicing the SBC co-branded credit card customers. Intangible asset amortization increased by $1,826,000 or 19.2%, due primarily to the amortization of the goodwill recorded on the Today's, First Financial, Plains Spirit Financial Corporation, Metro, Conway and Peoples acquisitions. Excluding the special assessment, FDIC insurance expense was insignificant in 1996 compared with $17,705,000 in 1995.

  In late 1996, Mercantile began to organize a formal program to address the systems implications of the year 2000. It is the goal of the program to have all systems "2000 compliant" by January 1, 1999. Preliminary cost estimates for the 1997 through 1999 time frame are not yet quantified. These costs will be expensed as incurred.

INCOME TAXES

  For the year ended December 31, 1996, the Corporation recorded income tax expense of $98,089,000 compared with $124,109,000 in 1995 and $113,165,000 in
1994. The effective tax rate for 1996 was 33.82% compared with 34.79% last year and 37.07% in 1994.

  The higher 1994 effective tax rate was due largely to a $3,615,000 tax provision for the statutory recapture of acquired thrift loan loss reserves for which no deferred taxes had previously been provided. The lower 1996 rate is due to a reduction in state and local tax effective rates reflecting the benefits associated with the creation of special purpose subsidiaries that were established in the third quarter of 1996, as well as the resolution of certain tax uncertainties.

  A three-year summary of significant income tax data is presented in Note K to the Consolidated Financial Statements, which provides an analysis of deferred income taxes as well as a reconciliation between the amount of taxes computed using the statutory rate and the amount actually recorded. As disclosed, Mercantile had a net deferred tax asset of $49,116,000 at December 31, 1996. Due to the significant amount of taxes paid for the past three years and the forecasted taxes payable for 1997, no valuation reserve for the deferred tax asset is deemed necessary. The Corporation currently has no operating loss carryforwards and the federal returns have been examined through 1992 by the Internal Revenue Service.

FOURTH QUARTER RESULTS

  Mercantile earned $66,630,000 in the fourth quarter of 1996, a 17.7% increase from the $56,592,000 earned in the same period last year. On a per common share basis, earnings increased to $1.09 from $.89 the prior year. The fourth quarter of 1996 included nonrecurring merger-related costs which reduced net income and net income per common share by $8,477,000 and $.14, respectively. One-time favorable items in the fourth quarter of 1996 included the final $4,000,000 co-branded credit card start-up cost reimbursement, $2,442,000 in securities gains and the $6,750,000 indenture trust and agency sale gain. Additionally, the Corporation's earnings were positively impacted by a lower effective tax rate due to the consolidation of bank charters and the creation of special purpose subsidiaries, as well as the resolution of certain tax uncertainties.
Exhibit 22 presents condensed quarterly financial data for the last two years.

  Net interest income improved by 5.9% to $180,509,000 as the volume of average earning assets increased by 3.4% and the net interest rate margin grew from 4.25% to 4.34%. Average loan volume was up $656,956,000 or 5.5% as loan demand improved and loans were added from the 1996 acquisitions previously discussed. The commentary on Net Interest Income on Page 10 provides more details on the dynamics of net interest income and the net interest rate margin.

  The provision for possible loan losses for the fourth quarter was $15,099,000 compared with $7,353,000 the prior year, as higher levels of provision were needed to absorb credit card losses. Additionally, there was nonrecurring merger-related provision of $2,815,000 in the fourth quarter of 1996. Net charge-offs were $25,405,000 or .81% of average loans for the quarter compared with the year-earlier $15,001,000 or .51%. Losses on credit card loans continued to be responsible for most of the charge-offs.

  Other income grew by $10,002,000 or 13.5% from the fourth quarter of 1995. Strong results in the trust and investment business as well as the one-time items previously mentioned accounted for the increase. A detailed explanation of the year over year increase in other income is included on Page 26.

  Other operating expenses were up $8,509,000 or 5.8% from a year ago; this year's expense included $9,393,000 of nonrecurring charges related to mergers. Excluding nonrecurring expenses, the efficiency ratio was 54.31% in the current quarter compared with 59.05% last year.

------------------------------------------------------------------------------------------
Exhibit 22
QUARTERLY FINANCIAL SUMMARY

                                                                 1995
                                            -----------------------------------------------
                                            1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.
                                            --------     --------     --------     --------
PER COMMON SHARE DATA
Net income                                    $  .91       $  .95       $  .99       $  .89
Dividends declared                               .33          .33          .33          .33
Book value at period-end                       23.82        24.49        25.31        26.04
Market price at period-end                    36 1/2       44 7/8       44 3/4           46
Average common shares
  outstanding (Thousands)                     60,774       60,670       63,025       63,028

OPERATING RESULTS (Thousands)
Taxable-equivalent net interest income      $176,318     $169,627     $169,744     $174,291
Tax-equivalent adjustment                      4,405        4,230        4,125        3,810
                                            --------     --------     --------     --------
   Net interest income                       171,913      165,397      165,619      170,481
Provision for possible loan losses            13,990        6,683        8,504        7,353
Other income                                  62,701       64,910       72,005       74,037
Other expense                                135,926      135,288      135,906      146,628
Income taxes                                  29,265       30,449       30,450       33,945
                                            --------     --------     --------     --------
   Net income                               $ 55,433     $ 57,887     $ 62,764     $ 56,592
                                            ========     ========     ========     ========
AVERAGE BALANCE SHEET (Millions)
Total assets                                 $17,009      $17,215      $17,839      $17,774
Earning assets                                15,740       15,863       16,495       16,400
Loans and leases                              11,106       11,268       11,828       11,862
Investments in debt and equity
  securities                                   4,325        4,277        4,287        4,194
Deposits                                      13,239       13,505       13,912       13,804
Long-term debt                                   328          322          342          338
Shareholders' equity                           1,445        1,480        1,594        1,627

SELECTED RATIOS
Return on assets                                1.30%        1.35%        1.41%        1.27%
Return on equity                               15.35        15.64        15.75        13.91
Efficiency ratio                               56.87        57.68        56.22        59.05
Other expense to average assets                 3.20         3.14         3.05         3.30

Equity to assets                                8.52         8.68         8.95         9.15
Tier I capital to risk-adjusted assets         11.79        12.13        12.37        12.22
Total capital to risk-adjusted assets          15.00        15.33        15.49        15.30
Leverage                                        8.08         8.26         8.48         8.54

Loans to deposits (Average)                    83.89        83.44        85.02        85.93
Reserve for possible loan losses to
  outstanding loans                             1.92         1.77         1.75         1.72
Reserve for possible loan losses to
  non-performing loans                        548.87       431.32       366.62       245.18
Non-performing loans to outstanding
  loans                                          .35          .41          .48          .70
Non-performing assets to outstanding
  loans and foreclosed assets                    .48          .54          .61          .81

Net interest rate margin                        4.48         4.28         4.12         4.25

                                                                 1996
                                            ----------------------------------------------
                                            1ST QTR.    2ND QTR.     3RD QTR.     4TH QTR.
                                            --------    --------     --------     --------
PER COMMON SHARE DATA
Net income                                    $  .07      $ 1.04       $  .92       $ 1.09
Dividends declared                               .41         .41          .41          .41
Book value at period-end                       25.47       25.64        25.51        26.52
Market price at period-end                    45 3/4      44 1/2           52       51 3/8
Average common shares outstanding
  (Thousands)                                 63,052      62,780       60,665       61,024

OPERATING RESULTS (Thousands)
Taxable-equivalent net interest income      $173,657    $180,490     $179,123     $184,261
Tax-equivalent adjustment                      3,921       3,768        3,701        3,752
                                            --------    --------     --------     --------
   Net interest income                       169,736     176,722      175,422      180,509
Provision for possible loan losses            33,168      10,638       12,109       15,099
Other income                                  59,284      78,157       74,488       84,039
Other expense                                182,770     143,324      156,076      155,137
Income taxes                                   8,517      35,841       26,049       27,682
                                            --------    --------     --------     --------
   Net income                               $  4,565    $ 65,076     $ 55,676     $ 66,630
                                            ========    ========     ========     ========

AVERAGE BALANCE SHEET (Millions)
Total assets                                 $17,865     $18,202      $18,039      $18,366
Earning assets                                16,411      16,640       16,656       16,964
Loans and leases                              11,798      11,855       12,027       12,518
Investments in debt and equity
  securities                                   4,296       4,475        4,380        4,192
Deposits                                      13,921      14,746       14,483       14,492
Long-term debt                                   325         322          310          303
Shareholders' equity                           1,675       1,612        1,559        1,604

SELECTED RATIOS
Return on assets                                 .10%       1.43%        1.23%        1.45%
Return on equity                                1.09       16.15        14.28        16.62
Efficiency ratio                               78.46       55.41        61.54        57.82
Other expense to average assets                 4.09        3.15         3.46         3.38

Equity to assets                                8.98        8.91         8.43         8.61
Tier I capital to risk-adjusted assets         11.90       11.88        11.15        10.91
Total capital to risk-adjusted assets          14.99       14.95        14.19        13.87
Leverage                                        8.28        8.18         7.73         7.82

Loans to deposits (Average)                    84.75       80.39        83.05        86.38
Reserve for possible loan losses to
  outstanding loans                             1.79        1.72         1.66         1.54
Reserve for possible loan losses to
  non-performing loans                        259.41      322.71       348.56       313.02
Non-performing loans to outstanding
  loans                                          .69         .53          .48          .49
Non-performing assets to outstanding
  loans and foreclosed assets                    .77         .60          .58          .60
Net interest rate margin                        4.23        4.34         4.30         4.34
------------------------------------------------------------------------------------------

                                      30

                       MANAGEMENT REPORT ON CONSOLIDATED
                             FINANCIAL STATEMENTS

  The management of Mercantile Bancorporation Inc. is responsible for the preparation, and the integrity and objectivity of the accompanying financial statements. The financial statements necessarily include amounts that are based on management's best estimates and judgments. Future economic conditions and events, and the economic prospects of the Corporation's borrowers, create the possibility that such estimates and judgments may be subject to review and revision.

  The Corporation maintains an accounting system and related internal controls that have been deemed sufficient to provide reasonable assurance that the financial records are reliable for preparing the financial statements and maintaining accountability for assets. The concept of reasonable assurance is based upon the recognition that the cost of a system of internal control must be related to the benefits derived, and that the balancing of those factors requires estimates and judgments. The system of internal controls includes written policies and procedures, proper delegation of authority, and segregation of duties. In addition, written Standards of Conduct adopted by the Corporation help to ensure the highest standards of ethical conduct by all employees. Management continually monitors compliance with the system of internal controls, primarily through an extensive program of internal audits. The system of internal controls and compliance therewith are considered by independent auditors, in accordance with generally accepted auditing standards, to the extent necessary to render an opinion on the financial statements, and by regulatory examiners.

  The financial statements were audited by KPMG Peat Marwick LLP, independent auditors, in accordance with generally accepted auditing standards. Their independent professional opinion on the Corporation's financial statements is presented herein.

/s/ Thomas H. Jacobsen
-----------------------------
Thomas H. Jacobsen
Chairman and Chief Executive Officer

/s/ John Q. Arnold
-----------------------------
John Q. Arnold
Senior Executive Vice President and
Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Mercantile Bancorporation Inc.:

  We have audited the accompanying consolidated balance sheets of Mercantile Bancorporation Inc. and subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bancorporation Inc. and subsidiaries as of December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
----------------------------------
KPMG Peat Marwick LLP
St. Louis, Missouri
January 15, 1997

                                      MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF INCOME
                                          (Thousands except per common share data)
                                                                                                 YEAR ENDED DECEMBER 31
                                                                                          1996            1995            1994
                                                                                          ----            ----            ----
INTEREST INCOME
  Interest and fees on loans and leases                                                $1,049,439      $1,021,052      $  850,525
  Investments in debt and equity securities
    Trading                                                                                   173             431             527
    Taxable                                                                               237,130         226,905         225,051
    Tax-exempt                                                                             22,331          24,829          25,824
                                                                                       ----------      ----------      ----------
      Total                                                                               259,634         252,165         251,402
  Due from banks--interest bearing                                                          4,052           2,487           2,859
  Federal funds sold and repurchase agreements                                             12,256          18,240          13,283
                                                                                       ----------      ----------      ----------
      Total Interest Income                                                             1,325,381       1,293,944       1,118,069

INTEREST EXPENSE
  Interest bearing deposits                                                               504,263         482,775         368,633
  Foreign deposits                                                                         10,501          13,088           5,398
  Short-term borrowings                                                                    69,272          86,043          51,293
  Bank notes                                                                               15,333          13,674             780
  Long-term debt                                                                           23,623          24,954          24,846
                                                                                       ----------      ----------      ----------
      Total Interest Expense                                                              622,992         620,534         450,950
                                                                                       ----------      ----------      ----------
      NET INTEREST INCOME                                                                 702,389         673,410         667,119
PROVISION FOR POSSIBLE LOAN LOSSES<F1>                                                     71,014          36,530          43,265
                                                                                       ----------      ----------      ----------
      NET INTEREST INCOME AFTER PROVISION
        FOR POSSIBLE LOAN LOSSES                                                          631,375         636,880         623,854

OTHER INCOME
  Trust                                                                                    79,413          70,751          65,888
  Service charges                                                                          80,660          75,408          72,659
  Credit card fees                                                                         27,007          19,690          26,588
  Securitization revenue                                                                   16,008          23,005              --
  Mortgage banking                                                                         10,321          10,822          10,917
  Investment banking and brokerage                                                         13,021          11,366          14,400
  Securities gains (losses)<F1>                                                              (317)          4,042           2,579
  Other                                                                                    69,855          58,569          43,530
                                                                                       ----------      ----------      ----------
      Total Other Income                                                                  295,968         273,653         236,561

OTHER EXPENSE
  Salaries                                                                                253,529         241,422         233,430
  Employee benefits                                                                        62,091          57,203          55,345
  Net occupancy                                                                            40,431          38,044          36,475
  Equipment                                                                                50,648          44,630          41,410
  Intangible asset amortization                                                            11,318           9,492          10,802
  Other<F1>                                                                               219,290         162,957         177,714
                                                                                       ----------      ----------      ----------
      Total Other Expense                                                                 637,307         553,748         555,176
                                                                                       ----------      ----------      ----------
      INCOME BEFORE INCOME TAXES                                                          290,036         356,785         305,239
INCOME TAXES<F1>                                                                           98,089         124,109         113,165
                                                                                       ----------      ----------      ----------
      NET INCOME                                                                       $  191,947      $  232,676      $  192,074
                                                                                       ==========      ==========      ==========
PER COMMON SHARE DATA
  Average shares outstanding                                                           61,874,882      61,883,723      59,757,392
  Net income<F2>                                                                            $3.10           $3.74           $3.19
  Dividends declared                                                                         1.64            1.32            1.12

<F1> Includes the following acquisition charges and special SAIF assessment:
     Provision for possible loan losses                                                   $13,666             $--        $  7,775
     Other income (securities losses)                                                      (3,114)             --              --
     Other expense                                                                         63,456              --          12,664
     Income tax benefit                                                                   (23,697)             --          (3,739)
                                                                                         --------             ---        --------
         Impact on Net Income                                                            $(56,539)            $--        $(16,700)
                                                                                         ========             ===        ========
<F2> Earnings per common share is calculated by dividing net income, less dividends on preferred stock, by weighted average
     common shares outstanding.

                                    MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEET
                                                    (Thousands)

                                                                                              DECEMBER 31
                                                                                1996             1995             1994
                                                                                ----             ----             ----
ASSETS
  Cash and due from banks                                                    $ 1,223,911      $ 1,112,088      $   863,986
  Due from banks--interest bearing                                                91,616           51,056           29,366
  Federal funds sold and repurchase agreements                                   234,212          271,098          213,581
  Investments in debt and equity securities
    Trading                                                                          500            3,677           14,299
    Available-for-sale (Amortized cost of $3,678,496, $4,167,560 and
      $720,843, respectively)                                                  3,691,509        4,207,079          700,741
    Held-to-maturity (Estimated fair value of $349,738 in 1996 and
      $3,451,258 in 1994)                                                        346,566               --        3,565,219
                                                                             -----------      -----------      -----------
      Total Investments in Debt and Equity Securities                          4,038,575        4,210,756        4,280,259
  Loans held-for-sale                                                             66,373           94,877           21,383
  Loans and leases, net of unearned income                                    12,706,547       11,636,010       10,882,723
                                                                             -----------      -----------      -----------
      Total Loans and Leases                                                  12,772,920       11,730,887       10,904,106
  Reserve for possible loan losses                                              (196,627)        (201,780)        (215,849)
                                                                             -----------      -----------      -----------
      Net Loans and Leases                                                    12,576,293       11,529,107       10,688,257
  Bank premises and equipment                                                    341,060          309,070          284,565
  Due from customers on acceptances                                                4,946            2,622            6,609
  Intangible assets                                                              175,226          110,529           97,357
  Other assets                                                                   301,120          331,715          259,907
                                                                             -----------      -----------      -----------
      Total Assets                                                           $18,986,959      $17,928,041      $16,723,887
                                                                             ===========      ===========      ===========
LIABILITIES
  Deposits
    Non-interest bearing                                                     $ 2,584,340      $ 2,075,579      $ 1,980,168
    Interest bearing                                                          11,983,660       11,429,511       10,665,587
    Foreign                                                                      251,887          209,170          219,135
                                                                             -----------      -----------      -----------
      Total Deposits                                                          14,819,887       13,714,260       12,864,890
  Federal funds purchased and repurchase agreements                            1,589,261        1,552,945        1,519,156
  Other short-term borrowings                                                    198,412          210,791          318,925
  Bank notes                                                                     175,000          250,000          100,000
  Long-term debt                                                                 302,795          325,607          330,200
  Bank acceptances outstanding                                                     4,946            2,622            6,609
  Other liabilities                                                              262,631          232,229          175,417
                                                                             -----------      -----------      -----------
      Total Liabilities                                                       17,352,932       16,288,454       15,315,197

Commitments and contingent liabilities                                                --               --               --

SHAREHOLDERS' EQUITY
                                                1996        1995        1994
                                                ----        ----        ----
  Preferred stock--
    no par value
    Shares authorized                            5,000       5,000       5,000
    Shares issued and outstanding                   --          15          15                 --           12,153           12,153
  Common stock--
    $5.00 par value
    Shares authorized                          100,000     100,000     100,000
    Shares issued                               63,332      63,887      59,977            316,663          319,434          299,885
  Capital surplus                                                                         228,151          283,288          230,940
  Retained earnings                                                                     1,163,069        1,060,960          889,115
  Valuation on available-
    for-sale securities                                                                    10,345           24,309          (20,449)
  Treasury stock, at cost                        1,728       1,380          94            (84,201)         (60,557)          (2,954)
                                                                                      -----------      -----------      -----------
      Total Shareholders' Equity                                                        1,634,027        1,639,587        1,408,690
                                                                                      -----------      -----------      -----------
      Total Liabilities and Shareholders'
        Equity                                                                        $18,986,959      $17,928,041      $16,723,887
                                                                                      ===========      ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      ($ in Thousands)

                                                     COMMON STOCK
                                                ---------------------                                                      TOTAL
                                                OUTSTANDING            PREFERRED   CAPITAL     RETAINED    TREASURY    SHAREHOLDERS'
                                                  SHARES      DOLLARS    STOCK     SURPLUS    EARNINGS<F*>  STOCK         EQUITY
                                                -----------   -------  ---------   --------   ------------ --------    -------------

BALANCE AT DECEMBER 31, 1993                     59,432,238   $297,162  $ 12,153   $224,634   $  761,272   $     --     $1,295,221
Net income                                                                                       192,074                   192,074
Common dividends declared:
  Mercantile Bancorporation Inc.--$1.12 per
    share                                                                                        (48,329)                  (48,329)
  Pooled companies prior to acquisition                                                          (10,947)                  (10,947)
Preferred dividends declared                                                                      (1,219)                   (1,219)
Issuance of common stock for:
  Employee incentive plans                          308,112      1,541                1,683                                  3,224
  Convertible notes                                 181,092        905                3,793                                  4,698
Net fair value adjustment on
  available-for-sale securities                                                                  (24,291)                  (24,291)
Purchase of treasury stock                          (93,500)                                                 (2,954)        (2,954)
Pre-merger transactions of pooled companies
  and other                                          55,307        277                  830          106                     1,213
                                                -----------   --------  --------   --------   ----------   --------     ----------
BALANCE AT DECEMBER 31, 1994                     59,883,249    299,885    12,153    230,940      868,666     (2,954)     1,408,690
Net income                                                                                       232,676                   232,676
Common dividends declared:
  Mercantile Bancorporation Inc.--$1.32 per
    share                                                                                        (68,542)                  (68,542)
  Pooled companies prior to acquisition                                                          (14,897)                  (14,897)
Preferred dividends declared                                                                      (1,020)                   (1,020)
Issuance of common stock in acquisitions of:
  Southwest Bancshares, Inc.                        674,975      3,375                  625        9,797                    13,797
  AmeriFirst Bancorporation, Inc.                   661,356      3,307                5,367        3,781                    12,455
  Plains Spirit Financial Corporation             1,301,180      2,639               22,930                  27,701         53,270
  Wedge Bank                                        969,954      4,850                1,649        7,314                    13,813
Issuance of common stock for:
  Employee incentive plans                          664,748      3,300               10,932                     170         14,402
  Convertible notes                                 331,075      1,655                6,935                                  8,590
Net fair value adjustment on
  available-for-sale securities                                                                   47,494                    47,494
Purchase of treasury stock                       (2,064,600)                                                (85,474)       (85,474)
Pre-merger transactions of pooled companies
  and other                                          84,599        423                3,910                                  4,333
                                                -----------   --------  --------   --------   ----------   --------     ----------
BALANCE AT DECEMBER 31, 1995                     62,506,536    319,434    12,153    283,288    1,085,269    (60,557)     1,639,587
NET INCOME                                                                                       191,947                   191,947
COMMON DIVIDENDS DECLARED--$1.64 PER SHARE                                                      (101,499)                 (101,499)
PREFERRED DIVIDENDS DECLARED                                                                        (408)                     (408)
REDEMPTION OF PREFERRED STOCK                                            (12,153)                   (531)                  (12,684)
ISSUANCE OF COMMON STOCK IN ACQUISITIONS OF:
  TODAY'S BANCORP, INC.                           1,127,058                          (2,195)                 52,321         50,126
  FIRST FINANCIAL CORPORATION OF AMERICA            258,742                          (1,226)                 12,954         11,728
  PEOPLES STATE BANK                                325,837                             849                  14,791         15,640
  METRO SAVINGS BANK, F.S.B.                        197,902                              57           14      8,983          9,054
  SECURITY BANK OF CONWAY, F.S.B.                   321,964                              75                  14,614         14,689
  FIRST STERLING BANCORP, INC.                      521,417      2,607                1,876       13,772                    18,255
ISSUANCE OF COMMON STOCK FOR EMPLOYEE
  INCENTIVE PLANS                                   274,517      1,091               (3,771)                  2,397           (283)
NET FAIR VALUE ADJUSTMENT ON
  AVAILABLE-FOR-SALE SECURITIES                                                                  (14,386)                  (14,386)
PURCHASE OF TREASURY STOCK                       (3,926,951)                                               (186,811)      (186,811)
REISSUANCE AND RETIREMENT OF TREASURY STOCK                     (6,458)             (50,708)                 57,166             --
OTHER                                                (2,299)       (11)                 (94)        (764)       (59)          (928)
                                                -----------   --------  --------   --------   ----------   --------     ----------
BALANCE AT DECEMBER 31, 1996                     61,604,723   $316,663  $     --   $228,151   $1,173,414   $(84,201)    $1,634,027
                                                ===========   ========  ========   ========   ==========   ========     ==========

<F*>Includes valuation on available-for-sale securities.

                              MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Thousands)

                                                                          YEAR ENDED DECEMBER 31
                                                                   1996            1995            1994
                                                                   ----            ----            ----
OPERATING ACTIVITIES
  Net income                                                   $   191,947     $   232,676     $   192,074
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Provision for possible loan losses                            71,014          36,530          43,265
      Depreciation and amortization                                 42,539          39,255          35,388
      Provision for deferred income tax credits                    (23,049)        (13,159)         (8,026)
      Net change in loans held-for-sale                             28,504         (73,494)        120,085
      Net change in accrued interest receivable                     10,427          (9,429)        (15,380)
      Net change in accrued interest payable                       (12,521)         28,502           6,343
      Other, net                                                    88,805          11,887          (3,163)
                                                                ----------      ----------      ----------
        Net Cash Provided by Operating Activities                  397,666         252,768         370,586

INVESTING ACTIVITIES
  Investments in debt and equity securities, other than
    trading securities
     Purchases                                                  (1,545,342)     (1,123,682)     (1,486,183)
     Proceeds from maturities                                    1,672,969       1,302,913       1,398,857
     Proceeds from sales of:
      Held-to-maturity securities                                       --              --           1,985
      Available-for-sale securities                                269,463         207,901         427,204
  Net change in loans and leases                                  (668,686)       (895,993)     (1,511,428)
  Purchases of loans and leases                                   (141,600)       (128,361)        (78,730)
  Proceeds from sales of loans and leases                          255,043         759,626         302,580
  Purchases of premises and equipment                              (67,837)        (59,849)        (47,956)
  Proceeds from sales of premises and equipment                      9,163           5,146           5,908
  Proceeds from sales of foreclosed property                        26,450          20,792          45,978
  Cash and cash equivalents from acquisitions, net of
    cash paid                                                       32,014          47,126          48,196
  Other, net                                                         5,781           4,648          32,026
                                                                ----------      ----------      ----------
        Net Cash Provided (Used) by Investing Activities          (152,582)        140,267        (861,563)

FINANCING ACTIVITIES
  Net change in time certificates of deposit under $100,000       (419,087)        147,550        (112,901)
  Net change in time certificates of deposit $100,000 and
    over                                                           (37,898)        156,683          27,699
  Net change in other time deposits                                188,754             446         (10,745)
  Net change in foreign deposits                                    42,717          (9,965)        193,050
  Net change in other deposits                                     509,672        (157,160)       (529,742)
  Net change in short-term borrowings                              (25,744)       (171,697)        613,409
  Issuance of bank notes                                            25,000         150,000         100,000
  Principal payments on bank notes                                (100,000)             --              --
  Issuance of long-term debt                                         2,607          14,676          82,151
  Principal payments on long-term debt                             (25,758)        (31,288)        (61,910)
  Cash dividends paid                                             (101,907)        (84,459)        (59,952)
  Net proceeds from issuance of common stock from
    employee incentive plans                                           (59)          2,778           2,729
  Purchase of treasury stock                                      (175,036)        (85,474)         (2,954)
  Redemption of preferred stock                                    (12,684)             --              --
  Other, net                                                          (164)          2,184          (4,572)
                                                                ----------      ----------      ----------
        Net Cash Provided (Used) by Financing Activities          (129,587)        (65,726)        236,262
                                                                ----------      ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   115,497         327,309        (254,715)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   1,434,242       1,106,933       1,361,648
                                                                ----------      ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $1,549,739      $1,434,242      $1,106,933
                                                                ==========      ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

ACCOUNTING POLICIES

  Mercantile Bancorporation Inc. ("Corporation" or "Mercantile") and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The significant accounting policies are summarized below.

Basis of Presentation:

  Consolidation: The Consolidated Financial Statements include the accounts of Mercantile Bancorporation Inc. and its subsidiaries. Material intercompany transactions are eliminated.

  Restatement: Effective January 2, 1996, the Corporation acquired Hawkeye Bancorporation ("Hawkeye"), in a transaction accounted for as a pooling-of-interests. Accordingly, prior period financial statements have been restated as if the combining entities had been consolidated for all periods presented.

  Reclassification: Certain reclassifications have been made to the 1995 and 1994 historical financial statements to conform with the 1996 presentation.

New Accounting Standards:

  Financial Accounting Standard ("FAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years ending after December 15, 1995, provides separate guidelines for establishing carrying values of long-lived assets and certain identifiable intangible assets based on intent to either hold and use an asset or dispose of an asset. The adoption of FAS 121 had no material effect on Mercantile's financial condition or results of operations.

  FAS 123, "Accounting for Stock Based Compensation," encourages an optional accounting method for stock based compensation based on the estimated fair value of employee stock options. The Corporation continues to use the current accounting methodology for stock based compensation plans. The Corporation has complied with the expanded footnote disclosures as set forth in FAS 123 which is included in Note M to the Consolidated Financial Statements.

  The FASB issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Corporation will apply the new rules prospectively to transactions beginning in the first quarter of 1997. Based on current circumstances, the Corporation believes the application of the new rules will not have a material impact on the financial statements.

Use of Estimates:

  Management of the Corporation has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the Consolidated Financial Statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Earnings per Common Share:

  Earnings per common share data is calculated by dividing net income, after deducting dividends on preferred stock, by the weighted average number of common shares outstanding during the period.

Investments in Debt and Equity Securities:

  Trading securities, which include any security held primarily for near-term sale, are valued at fair value. Gains and losses on trading securities, both realized and unrealized, are recorded in investment banking and brokerage income.

  Available-for-sale securities, which include any security for which the Corporation has no immediate plan to sell but which may be sold in the future, are valued at fair value. Realized gains and losses, based on the amortized cost of the specific security, are included in other income as securities gains (losses). Unrealized gains and losses are recorded, net of related income tax effects, in retained earnings.

  Held-to-maturity securities, which include any security for which the Corporation has the positive intent and ability to hold until maturity, are valued at historical cost adjusted for amortization of premiums and accretion of discounts computed by the level-yield method. Realized gains and losses, based on the amortized cost of the specific security, are included in other income as securities gains (losses).

Loans Held-for-Sale:

  In its lending activities, the Corporation originates residential and student loans with the intent to be sold in the secondary market. Loans held-for-sale are carried at the lower of cost or fair value, which is determined on an aggregate basis. Gains or losses on the sale of loans held-for-sale are determined on a specific identification method.

Loans and Leases:

  Interest income on loans is generally accrued on a simple interest basis. Loan fees and direct costs of loan originations are deferred and amortized over the life of the loans under methods approximating the interest method.

  The finance method is used to account for direct and leveraged equipment lease contracts. Income is recorded over the lease periods in proportion to the unrecovered investment in the leases after consideration of investment tax credits and other related income tax effects.

  When, in management's opinion, the collection of interest on a loan is unlikely, or when either principal or interest is past due over 90 days, that loan is generally placed on non-accrual status. When a loan is placed on non-accrual status, accrued interest for the current year is reversed and charged against current earnings, and accrued interest from prior years is charged against the reserve for possible loan losses. Interest payments received on non-accrual loans are applied to principal if there is doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. A loan remains on non-accrual status until the loan is current as to payment of both principal and interest, and/or the borrower demonstrates the ability to pay and remain current.

  All non-accrual and renegotiated commercial-related loans are considered impaired. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.

  Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and amortized using the level-yield method over the estimated lives of the loans. The carrying value of such rights is subject to periodic adjustment based upon changing market conditions.

Reserve for Possible Loan Losses:

  The reserve for possible loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's evaluation of current economic conditions, changes in the character and size of the portfolio, past experience, expected future losses and other pertinent factors.

  Mercantile charges off credit card loans when the loan is past due for a period of time in which collection is not probable based upon historical trends. In addition, a credit card loan is charged off immediately following notice of bankruptcy of the borrower.

Foreclosed Assets:

  Foreclosed assets include real estate and other assets acquired through foreclosure or other proceedings, and are included in other assets in the Consolidated Balance Sheet.

  Foreclosed assets are valued at the lower of cost or fair value less estimated costs to sell. Losses arising at the time of transfer from loans are charged to the reserve for possible loan losses. Subsequent reductions in valuation based upon periodic appraisals are charged against current earnings.

Bank Premises and Equipment:

  Bank premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation are computed principally by the straight-line method and are based on estimated useful lives of the assets. The carrying values of assets sold or retired and the related accumulated depreciation are eliminated from the accounts, and the resulting gains or losses are reflected in income.

  Expenditures for maintenance and repairs are charged to expense, while expenditures for major renewals are capitalized.

Intangible Assets:

  Intangible assets consist primarily of goodwill and core deposit premium. Goodwill, the excess of cost over the net assets acquired in business combinations accounted for as purchases, is amortized using the straight-line method over the estimated period to be benefited, most recently 15 years, but not exceeding 40 years.

  Core deposit premium represents the premiums paid, net of any rebate on assets acquired, plus the insurance funds' entrance and exit fees, for deposits acquired from failed thrift institutions in Resolution Trust Corporation-assisted transactions. This intangible asset is amortized, on an accelerated basis, over the estimated life of the core deposit base acquired, but not exceeding 10 years.

Income Taxes:

  Deferred income taxes, computed using the liability method, are provided on temporary differences between the financial reporting basis and the tax basis of the assets and liabilities of the Corporation.

Treasury Stock:

  The purchase of the Corporation's common stock is recorded at cost. Upon subsequent reissuance, the treasury stock account is reduced by the average cost basis of such stock.

Cash Equivalents:

  Cash and due from banks, due from banks--interest bearing, and federal funds sold and repurchase agreements are considered cash equivalents for purposes of the Consolidated Statement of Cash Flows.

Financial Instruments:

  Financial instruments include cash, evidence of an ownership interest in an entity or a contract that both (a) imposes on the Corporation a contractual obligation, (1) to deliver a financial instrument to another party, or (2) to exchange other financial instruments on potentially unfavorable terms with another party; and (b) conveys to another party a contractual right, (1) to receive a financial instrument from the Corporation, or (2) to exchange other financial instruments on potentially favorable terms with the Corporation.

                MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE B

SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------------
  Listed below are the acquisitions completed during the years ended December 31, 1996, 1995 and 1994:

                                                    ($ in Thousands)
                                                                       ORIGINAL              CONSIDERATION
                                                                      INTANGIBLE         ---------------------        ACCOUNTING
                                        DATE            ASSETS          ASSET            CASH           SHARES          METHOD
                                        ----            ------        ----------         ----           ------        ----------
ACQUISITIONS COMPLETED
Today's Bancorp, Inc.              Nov. 7, 1996       $  501,418       $46,854          $34,912        1,127,058       Purchase
First Financial Corporation of
  America                          Nov. 1, 1996           87,649         5,137            3,253          258,742       Purchase
Peoples State Bank
  ("Peoples")                      Aug. 22, 1996          95,657         7,552               --          325,837       Purchase
Metro Savings Bank, F.S.B.
  ("Metro")                        Mar. 7, 1996           80,857         3,016                5          197,902       Purchase
Security Bank of Conway,
  F.S.B. ("Conway")                Feb. 9, 1996          102,502         6,000                1          321,964       Purchase
Hawkeye Bancorporation             Jan. 2, 1996        1,978,540         N/A                 80        7,892,196       Pooling
First Sterling Bancorp, Inc.       Jan. 2, 1996          167,610         N/A                  1          521,417       Pooling<F1>
Southwest Bancshares, Inc.         Aug. 1, 1995          187,701         N/A                  1          674,975       Pooling<F1>
AmeriFirst Bancorporation, Inc.    Aug. 1, 1995          155,521         N/A                  1          661,356       Pooling<F1>
Plains Spirit Financial
  Corporation                      July 7, 1995          400,754        17,820            6,697        1,301,180       Purchase
TCBankshares, Inc. ("TCB")         May 1, 1995         1,422,798         N/A                 --        4,749,999<F2>   Pooling
Central Mortgage Bancshares,
  Inc. ("Central")                 May 1, 1995           654,584         N/A                  8        2,537,723       Pooling
UNSL Financial Corp ("UNSL")       Jan. 3, 1995          508,346         N/A                 11        1,578,107       Pooling
Wedge Bank                         Jan. 3, 1995          195,716         N/A                  1          969,954       Pooling<F1>
United Postal Bancorp, Inc.        Feb. 1, 1994        1,260,765         N/A                 39        5,631,953       Pooling
Metro Bancorporation               Jan. 3, 1994          370,175         N/A                  6        1,638,278       Pooling

<F1> The historical financial statements of the Corporation were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to that of Mercantile's.

<F2> In addition to Mercantile common stock issued, the Corporation assumed, through an exchange, the outstanding, non-convertible preferred stock of TCB. The preferred stock was redeemed in the first quarter of 1996.
----------------------------------------------------------------------------------------------------------------------------------

  During the first and fourth quarters of 1996, certain adjustments were recorded by the Corporation to conform accounting and credit policies regarding loan, other real estate and other asset valuations of recently acquired companies to those of the Corporation. These adjustments consisted of a $13,666,000 increase in provision for loan losses, $3,114,000 in losses on securities sold in portfolio restructurings, a $51,071,000 charge to other expense and a related tax benefit of $19,362,000, resulting in an after-tax reduction to net income of $48,489,000.

  During the fourth quarter of 1994, certain adjustments were recorded by UNSL, Central and TCB to conform their accounting and credit policies regarding loan, other real estate and other asset valuations to those of the Corporation. These adjustments consisted of an increase in the provision of $7,775,000, an increase in other expense of $12,664,000 and a related tax benefit of $3,739,000, for a total of $16,700,000 on an after-tax basis.

  For all acquisitions accounted for as purchases, the unamortized excess of cost over the fair value of assets acquired was $147,527,000, $90,037,000 and $77,092,000 at December 31, 1996, 1995 and 1994, respectively.

  The Hawkeye, Central, TCB, and UNSL acquisitions were accounted for as poolings-of-interests. Net income and net income per common share for the Corporation, Central, TCB, UNSL and Hawkeye prior to restatement was as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                       YEAR ENDED DECEMBER 31
                                                                                       1995              1994
                                                                                             (Thousands
                                                                                             except per
                                                                                         common share data)
Corporation prior to restatement
  Net income                                                                         $216,835          $161,029
  Net income per common share                                                            4.00              3.74
Central
  Net income                                                                                              2,851
  Net income per common share                                                                               .69
TCB
  Net income                                                                                              8,729
  Net income per common share                                                                          3,616.30
UNSL
  Net loss                                                                                               (4,280)
  Net loss per common share                                                                               (2.71)
Hawkeye
  Net income                                                                           15,841            23,745
  Net income per common share                                                            1.18              1.78
---------------------------------------------------------------------------------------------------------------

                                      38

Pending Acquisitions:

  The Corporation entered into an agreement dated October 27, 1996 to acquire the $3.1 billion-asset Mark Twain Bancshares, Inc. ("Mark Twain"). The acquisition, to be accounted for as a pooling-of-interests, is expected to be consummated during the second quarter of 1997. On December 22, 1996, Mercantile and Roosevelt Financial Group, Inc. ("Roosevelt") signed a definitive merger agreement. Roosevelt is a $7.8 billion-asset thrift holding company headquartered in St. Louis, Missouri. The Roosevelt acquisition is expected to be consummated in the second half of 1997, and will be accounted for as a purchase. The Corporation expects to record a one-time pre-tax expense approximating $40,000,000 to $50,000,000 in the second quarter of 1997 related to the merger with Mark Twain. A pre-tax charge of $38,000,000 to $45,000,000 is estimated relative to the Roosevelt transaction. These charges include accruals to substantially conform the accounting and credit policies of Mark Twain and Roosevelt as well as to account for one-time expenses associated with the transactions. The ultimate amount of one-time expenses may vary significantly from those included in the estimates above due to the substantial market overlaps and the associated final decisions affecting branch closings and severance.

  Unaudited pro forma combined consolidated financial data including the Corporation, Mark Twain and Roosevelt for 1996 and 1995 is listed below.
The unaudited pro forma combined consolidated financial data provided includes the impact of goodwill amortization and the reduction in net interest income due to: 1) interest lost on cash paid for share repurchases or paid directly to Roosevelt shareholders as purchase consideration; and 2) interest on debt which may be issued to finance the Roosevelt acquisition. There is no estimate of potential cost savings included in the following table.

---------------------------------------------------------------------------------
                                                    YEAR ENDED DECEMBER 31
                                                     1996           1995
                                                     (Thousands except per
                                                      common share data)
Total assets                                     $30,210,572     $30,438,906
Net interest income                                  955,137         930,453
Other income                                         299,808         255,299
Net income                                           182,933         235,543
Net income per common share                             2.21            2.84
---------------------------------------------------------------------------------

  Mercantile entered into an agreement dated August 23, 1996 to acquire the capital stock of Regional Bancshares, Inc., a $181 million-asset bank holding company based in Alton, Illinois. The acquisition, to be accounted for as a purchase transaction, is expected to be consummated in the first quarter of 1997.

NOTE C

CASH FLOWS

  The Corporation paid interest on deposits, short-term borrowings, bank notes and long-term debt of $635,513,000, $588,398,000 and $444,607,000 in 1996, 1995
and 1994, respectively. The Corporation paid Federal income taxes of $111,180,000, $104,977,000 and $113,203,000 in 1996, 1995 and 1994,
respectively.

  The following details cash and cash equivalents from acquisitions accounted for as purchases, net of cash paid:

-----------------------------------------------------------------------------------------------------------------
                                                                                   YEAR ENDED DECEMBER 31
                                                                              1996           1995          1994
                                                                                        (Thousands)
Fair value of assets purchased                                             $(1,098,630)    $(952,585)    $(52,979)
Fair value of liabilities assumed                                              946,057       851,875       58,561
Issuance of common stock                                                       119,492        95,490          835
                                                                           -----------     ---------     --------
Net Cash Received (Paid)
  for Acquisitions                                                             (33,081)       (5,220)       6,417
Cash and cash equivalents
  acquired                                                                      65,095        52,346       41,779
                                                                           -----------     ---------     --------
  Cash and Cash Equivalents from Acquisitions, Net of Cash Paid            $    32,014     $  47,126     $ 48,196
                                                                           ===========     =========     ========
-----------------------------------------------------------------------------------------------------------------

NOTE D

CASH AND DUE FROM BANKS RESTRICTIONS

  The Corporation's subsidiary banks are required to maintain average reserve balances which place withdrawal and/or usage restrictions on cash and due from banks balances. The average amount of these restricted balances for the year ended December 31, 1996 was $176,399,000.

                MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE E

INVESTMENTS IN DEBT AND EQUITY SECURITIES

Available-for-Sale:

  The amortized cost, estimated fair values, and unrealized gains and losses of available-for-sale securities were as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                      AMORTIZED           UNREALIZED       UNREALIZED          ESTIMATED
                                                         COST               GAINS            LOSSES            FAIR VALUE
                                                      ---------           ----------       ----------          ----------
                                                                                  (Thousands)
DECEMBER 31, 1996
U.S. government                                       $3,025,558           $18,419           $12,050           $3,031,927
State and political subdivisions
  Tax-exempt                                             394,754             8,226               896              402,084
  Taxable                                                112,158               490               469              112,179
                                                      ----------           -------           -------           ----------
    Total State and Political Subdivisions               506,912             8,716             1,365              514,263
Other                                                    146,026               410             1,117              145,319
                                                      ----------           -------           -------           ----------
    Total                                             $3,678,496           $27,545           $14,532           $3,691,509
                                                      ==========           =======           =======           ==========
DECEMBER 31, 1995
U.S. government                                       $3,483,593           $44,864           $14,839           $3,513,618
State and political subdivisions
  Tax-exempt                                             415,021            11,472             1,032              425,461
  Taxable                                                134,400             1,034               714              134,720
                                                      ----------           -------           -------           ----------
    Total State and Political Subdivisions               549,421            12,506             1,746              560,181
Other                                                    134,546               211             1,477              133,280
                                                      ----------           -------           -------           ----------
    Total                                             $4,167,560           $57,581           $18,062           $4,207,079
                                                      ==========           =======           =======           ==========
DECEMBER 31, 1994
U.S. government                                         $641,587            $  345           $19,867             $622,065
State and political subdivisions--tax-exempt              12,582               156                24               12,714
Other                                                     66,674             1,468             2,180               65,962
                                                        --------            ------           -------             --------
    Total                                               $720,843            $1,969           $22,071             $700,741
                                                        ========            ======           =======             ========
-------------------------------------------------------------------------------------------------------------------------

Held-to-Maturity:

  The amortized cost, estimated fair values, and unrealized gains and losses of held-to-maturity securities were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                      AMORTIZED           UNREALIZED        UNREALIZED          ESTIMATED
                                                         COST               GAINS             LOSSES            FAIR VALUE
                                                      ---------           ----------        ----------          ----------
                                                                                  (Thousands)
DECEMBER 31, 1996
U.S. government                                         $342,868            $8,785             $5,626             $346,027
Other                                                      3,698               188                175                3,711
                                                        --------            ------             ------             --------
    Total                                               $346,566            $8,973             $5,801             $349,738
                                                        ========            ======             ======             ========
DECEMBER 31, 1994
U.S. government                                       $2,896,654           $ 8,027           $105,496           $2,799,185
State and political subdivisions
  Tax-exempt                                             436,413             4,391             10,617              430,187
  Taxable                                                165,551               164              9,102              156,613
                                                      ----------           -------           --------           ----------
    Total State and Political Subdivisions               601,964             4,555             19,719              586,800
Other                                                     66,601                13              1,341               65,273
                                                      ----------           -------           --------           ----------
    Total                                             $3,565,219           $12,595           $126,556           $3,451,258
                                                      ==========           =======           ========           ==========
--------------------------------------------------------------------------------------------------------------------------

  In December 1995, the Corporation reclassified approximately $3.1 billion in held-to-maturity securities to the available-for-sale category. The unrealized gain on the securities transferred was approximately $31 million. The Financial Accounting Standards Board issued a Special Report titled, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers," which stated that reclassifications made no later than December 31, 1995 from the held-to-maturity category will not call into question the intent to hold other securities to maturity in the future.

  During the third quarter of 1996, the Corporation transferred securities from the available-for-sale classification to the held-to-maturity classification. The securities transferred had an amortized cost basis of $370,014,000 and an estimated fair value of $373,557,000 on the transfer date. The unrealized gain on the date of the transfer remained in shareholders' equity and is being amortized over the remaining life of the transferred securities. The unamortized balance as of December 31, 1996 was $3,475,000.

  Securities with a carrying value of $2,644,989,000 at December 31, 1996, $2,233,972,000 at December 31, 1995 and $2,405,905,000 at December 31, 1994
were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required by law.

  The following table presents proceeds from sales of securities and the components of net securities gains. There were no securities classified as held-to-maturity during 1994 that were transferred to available-for-sale securities or sold; the only transfer of securities from the held-to-maturity category to available-for-sale during 1995 and 1996 was the December 1995 reclassification discussed above. Held-to-maturity securities gains and losses resulted from portfolio restructurings in connection with subsidiary bank acquisitions or calls by the security issuer prior to maturity.

--------------------------------------------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31
                                                                1996          1995          1994
                                                                          (Thousands)
Proceeds from sales of:
  Held-to-maturity securities                                 $     --      $     --      $  1,985
  Available-for-sale securities                                269,463       207,901       427,204

Securities gains on:
  Held-to-maturity securities                                 $     14      $    111      $    471
  Available-for-sale securities                                  2,813         4,217         5,558
                                                              --------      --------      --------

    Total Securities Gains                                       2,827         4,328         6,029


Securities losses on:
  Held-to-maturity securities                                       --             1           262
  Available-for-sale securities                                  3,144           285         3,188
                                                              --------      --------      --------

    Total Securities Losses                                      3,144           286         3,450
                                                              --------      --------      --------

    Net Securities Gains (Losses) Before Income
      Taxes (Benefit)                                             (317)        4,042         2,579
Applicable income taxes (benefit)                                  111        (1,415)         (903)
                                                              --------      --------      --------
    Net Securities Gains (Losses)                             $   (206)     $  2,627      $  1,676
                                                              ========      ========      ========
--------------------------------------------------------------------------------------------------

NOTE F

LOANS AND LEASES

  Loans and leases consisted of the following:

------------------------------------------------------------------------------------------------------------
                                                                                DECEMBER 31
                                                                    1996            1995            1994
                                                                                (Thousands)
Commercial                                                      $  3,336,846    $  2,979,437    $  2,789,062
Real estate--commercial                                            2,042,072       2,119,714       1,778,884
Real estate--construction                                            391,167         282,215         323,603
Real estate--residential                                           4,307,451       3,823,327       3,530,596
Consumer                                                           1,785,467       1,667,348       1,616,786
Credit card                                                          909,917         858,846         865,175
                                                                ------------    ------------    ------------
  Total Loans and Leases                                        $ 12,772,920    $ 11,730,887    $ 10,904,106
                                                                ============    ============    ============
------------------------------------------------------------------------------------------------------------

                MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

  Changes in the reserve for possible loan losses were as follows:

--------------------------------------------------------------------------------------------------
                                                                      YEAR ENDED DECEMBER 31
                                                                  1996         1995         1994
                                                                           (Thousands)
Beginning Balance                                               $201,780     $215,849     $205,946
Provision                                                         71,014       36,530       43,265

Charge-offs                                                     (102,093)     (69,099)     (68,083)
Recoveries                                                        18,544       16,670       34,274
                                                                --------     --------     --------
  Net Charge-offs                                                (83,549)     (52,429)     (33,809)
Acquired Reserves                                                  7,382       13,830          447
Transfer to Mercantile Credit Card
  Master Trust                                                        --      (12,000)          --
                                                                --------     --------     --------
  Ending Balance                                                $196,627     $201,780     $215,849
                                                                ========     ========     ========
--------------------------------------------------------------------------------------------------

  Non-performing loans consisted of the following:

------------------------------------------------------------------------------------------------
                                                                           DECEMBER 31
                                                                  1996        1995        1994
                                                                          (Thousands)
Non-accrual                                                     $ 59,799    $ 79,205    $ 30,650
Renegotiated                                                       3,017       3,094       6,363
                                                                --------    --------    --------
  Non-performing Loans                                          $ 62,816    $ 82,299    $ 37,013
                                                                ========    ========    ========
------------------------------------------------------------------------------------------------

  Certain directors and executive officers of the Corporation were loan customers of the Corporation's banks during 1996, 1995 and 1994. Such loans were made in the ordinary course of business at normal terms, including interest rate and collateralization, and did not represent more than a normal risk. Loans to those persons, their immediate families and companies in which they were principal owners were $4,064,000, $20,693,000 and $19,425,000, at December 31,
1994, 1995 and 1996, respectively. During 1996, $24,755,000 of new loans were made to these persons, repayments totaled $26,023,000.

NOTE G

BANK PREMISES AND EQUIPMENT

  Bank premises and equipment were as follows:

--------------------------------------------------------------------------------------------------
                                                                            DECEMBER 31
                                                                  1996         1995         1994
                                                                           (Thousands)
Land                                                            $ 54,956     $ 54,297     $ 49,968
Bank premises                                                    311,019      285,402      272,560
Leasehold improvements                                            30,669       29,062       25,421
Furniture and equipment                                          290,001      258,497      224,475
                                                                --------     --------     --------
  Total Cost                                                     686,645      627,258      572,424
Accumulated depreciation                                        (345,585)    (318,188)    (287,859)
                                                                --------     --------     --------
  Net Carrying Value                                            $341,060     $309,070     $284,565
                                                                ========     ========     ========
--------------------------------------------------------------------------------------------------

  At December 31, 1996, the Corporation had certain long-term leases, none of which were considered to be capital leases, which were principally related to the use of land, buildings and equipment. The following table summarizes the future minimum rental commitments for all noncancelable operating leases which had initial or remaining noncancelable lease terms in excess of one year:

--------------------------------------------------------------------------
           PERIOD                                MINIMUM RENTAL
                                                  (Thousands)
           1997                                     $ 7,583
           1998                                       6,240
           1999                                       4,947
           2000                                       4,001
           2001                                       3,262
           2002 and later                            12,151
                                                    -------
                 Total                              $38,184
                                                    =======
--------------------------------------------------------------------------

  Net rental expense for all operating leases was $8,979,000 in 1996, $8,752,000 in 1995 and $8,435,000 in 1994.

NOTE H

DEPOSITS

  Deposits consisted of the following:

-------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31
                                                         1996            1995            1994
                                                                      (Thousands)
Non-interest bearing                                  $ 2,584,340     $ 2,075,579     $ 1,980,168
Interest bearing demand                                 2,329,973       2,185,587       2,227,039
Money market accounts                                   2,134,996       1,900,057       1,742,622
Savings                                                 1,020,841       1,051,880       1,129,316
Consumer time certificates under $100,000               5,298,120       5,289,146       4,774,568
Other time                                                227,496          38,742          38,717
                                                      -----------     -----------     -----------
    Total Core Deposits                                13,595,766      12,540,991      11,892,430
Time certificates $100,000 and over                       972,234         964,099         753,325
Foreign                                                   251,887         209,170         219,135
                                                      -----------     -----------     -----------
    Total Purchased Deposits                            1,224,121       1,173,269         972,460
                                                      -----------     -----------     -----------
    Total Deposits                                    $14,819,887     $13,714,260     $12,864,890
                                                      ===========     ===========     ===========
-------------------------------------------------------------------------------------------------

  The scheduled maturities of Mercantile's consumer time certificates under $100,000, time certificates $100,000 and over and other time deposits were as follows:

--------------------------------------------------------------------------
           PERIOD                             SCHEDULED MATURITY
                                                    AMOUNT
                                                  (Thousands)
           1997                                     $4,493,549
           1998                                      1,222,432
           1999                                        451,231
           2000                                        189,575
           2001                                        112,553
           2002 and later                               28,510
                                                    ----------
                 Total                              $6,497,850
                                                    ==========
------------------------------------------------------------------------

NOTE I

SHORT-TERM BORROWINGS

  Short-term borrowings were as follows:

-----------------------------------------------------------------------------------------------
                                                                     DECEMBER 31
                                                         1996           1995           1994
                                                                     (Thousands)
Federal funds purchased and
  repurchase agreements                               $ 1,589,261    $ 1,552,945    $ 1,519,156
Treasury tax and loan notes                               110,259        116,416        170,045
Commercial paper                                           19,405         16,950         26,800
Other short-term borrowings                                68,748         77,425        122,080
                                                      -----------    -----------    -----------
  Total Short-term Borrowings                         $ 1,787,673    $ 1,763,736    $ 1,838,081
                                                      ===========    ===========    ===========
-----------------------------------------------------------------------------------------------

  The average balance of total short-term borrowings was $1,273,481,000, $1,548,210,000 and $1,204,078,000 during 1996, 1995 and 1994, respectively. The average rate on total short-term borrowings was 5.44% in 1996, 5.56% in 1995 and 4.26% in 1994.

  The maximum balances at month-end are listed below:

-----------------------------------------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31
                                                         1996           1995           1994
                                                                     (Thousands)
Federal funds purchased and
  repurchase agreements                               $ 1,589,261    $ 1,638,089     $1,554,219
Treasury tax and loan notes                               433,885        522,672        615,267
Commercial paper                                           21,660         31,157         37,406
Other short-term borrowings                                75,673         84,456        122,080
-----------------------------------------------------------------------------------------------

  The Corporation had unused lines of credit arrangements with unaffiliated banks in support of commercial paper outstanding of $100,000,000 at December 31, 1996.

NOTE J

LONG-TERM DEBT AND BANK NOTES

Long-term Debt:

  Long-term debt consisted of the following:

---------------------------------------------------------------------------------------------------
                                                                            DECEMBER 31
                                                                  1996         1995         1994
                                                                            (Thousands)
MERCANTILE BANCORPORATION INC.
  (PARENT COMPANY ONLY)
7.625% subordinated notes,
  due 2002                                                      $ 150,000    $ 150,000    $ 150,000
8.000% convertible subordinated
  capital notes, due 1995                                              --           --        8,822
                                                                ---------    ---------    ---------
  Total                                                           150,000      150,000      158,822

SECOND-TIER HOLDING COMPANIES                                          --           --       27,354

BANKS AND OTHER SUBSIDIARIES
6.375% subordinated debt, due 2004                                 75,000       75,000       75,000
9.000% mortgage-backed notes,
  due 1999                                                         53,450       53,450       53,450
Federal Home Loan Bank
  advances                                                         24,267       47,021       15,501
Other                                                                  78          136           73
                                                                ---------    ---------    ---------

  Total                                                           152,795      175,607      144,024
                                                                ---------    ---------    ---------

  Total Long-term Debt                                          $ 302,795    $ 325,607    $ 330,200
                                                                =========    =========    =========
---------------------------------------------------------------------------------------------------

  On October 15, 1992, the Corporation issued $150,000,000 of non-callable subordinated notes with a 10-year maturity and a coupon rate of 7.625% to yield 7.741%. These notes qualify as Tier II capital under current regulatory guidelines. As of December 31, 1994, $16,035,000 of the debt issued by second-tier holding companies was a term loan of Hawkeye, which was paid in full on December 26, 1995.

  On January 25, 1994, Mercantile Bank N.A. issued $75,000,000 of 6.375% 10-year, non-callable subordinated debt, due January 15, 2004. This debt qualifies as Tier II capital. The Corporation used the proceeds of this subordinated debt issue to: (1) prepay in full on February 23, 1994 the $30,550,000 8.500% unsecured debentures of the Corporation; and (2) prepay in full on February 1, 1994 the $23,653,000 8.250% mortgage secured by the Corporation's headquarters building.

  The 9.000% mortgage-backed notes were collateralized by U.S. government securities at December 31, 1996, and mature in July 1999.

  Federal Home Loan Bank advances at December 31, 1996 consisted of various debt instruments with rates varying from 5.000% to 7.070%. This debt was collateralized by certain loans and securities, with maturities through June 2010.

                MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

  A summary of annual principal reductions of long-term debt is presented below:

-------------------------------------------------------------------------
                                                     ANNUAL
                                              PRINCIPAL REDUCTIONS
           PERIOD                                 (Thousands)
           1997                                     $  8,002
           1998                                        5,876
           1999                                       55,190
           2000                                        1,359
           2001                                        1,239
           2002 and later                            231,129
                                                    --------
                 Total                              $302,795
                                                    ========
-------------------------------------------------------------------------

Bank Notes:
  Beginning in 1994, certain subsidiary banks could offer unsecured bank notes. Note maturities can range from 30 days to 15 years from the date of issue and may be issued with fixed or floating interest rates. Each bank note issued will be an obligation solely of that issuing bank and will not be an obligation of, or otherwise guaranteed by, the other issuing banks or the Corporation. The bank notes are being offered and sold only to institutional investors, and are not insured by the Federal Deposit Insurance Corporation or any other governmental agency. It is anticipated that the bank note program will be restructured in 1997.

  Bank notes are presented below with December 31, 1996 coupon rates:

---------------------------------------------------------------------------------------------------
                                                                            DECEMBER 31
                                                                  1996         1995         1994
                                                                            (Thousands)
MERCANTILE BANK N.A.
5.693% floating-rate bank notes, due 1998                       $ 150,000    $ 150,000    $      --
6.000% floating-rate bank notes, due 1996                              --      100,000      100,000
5.650% floating-rate bank notes, due 1999                          25,000           --           --
                                                                ---------    ---------    ---------
    Total Bank Notes                                            $ 175,000    $ 250,000    $ 100,000
                                                                =========    =========    =========
---------------------------------------------------------------------------------------------------

NOTE K

INCOME TAXES

  The Corporation's results include income tax expense as follows:

------------------------------------------------------------------------------------------------
                                                              CURRENT      DEFERRED      TOTAL
                                                                         (Thousands)
YEAR ENDED DECEMBER 31, 1996
  U.S. FEDERAL                                                $108,475     $(22,102)    $ 86,373
  STATE AND LOCAL                                               12,663         (947)      11,716
                                                              --------     --------     --------
    TOTAL                                                     $121,138     $(23,049)    $ 98,089
                                                              ========     ========     ========
Year ended December 31, 1995
  U.S. Federal                                                $122,262     $(12,420)    $109,842
  State and local                                               15,006         (739)      14,267
                                                              --------     --------     --------
    Total                                                     $137,268     $(13,159)    $124,109
                                                              ========     ========     ========
Year ended December 31, 1994
  U.S. Federal                                                $108,112     $ (7,701)    $100,411
  State and local                                               13,079         (325)      12,754
                                                              --------     --------     --------
    Total                                                     $121,191     $ (8,026)    $113,165
                                                              ========     ========     ========
------------------------------------------------------------------------------------------------

  The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities are presented below.

--------------------------------------------------------------------------------------------------
                                                                           DECEMBER 31
                                                                  1996         1995         1994
                                                                           (Thousands)
Deferred tax assets
  Reserve for possible loan losses                              $ 60,165     $ 66,342     $ 70,210
  Foreclosed property                                              1,448          720        2,560
  Deferred compensation                                            5,869        5,451        3,240
  Net operating losses from pooled
    subsidiary                                                        --           --        1,494
  Expenses not currently allowable
    for tax purposes                                              22,327       12,732       11,079
  State tax liabilities                                            1,595        2,554        2,239
  Investments in debt and equity
    securities--FAS 115                                               --           --       11,417
  Retirement expenses in excess of
    tax deduction                                                  8,794        6,737        5,274
  Other                                                            6,484        2,512        5,978
                                                                --------     --------     --------
    Total Gross Deferred Tax
      Assets                                                     106,682       97,048      113,491
Deferred tax liabilities
  Leasing                                                        (28,315)     (37,616)     (56,776)
  Pension settlement gain                                         (6,005)      (6,079)      (6,005)
  Intangible assets                                               (5,637)      (6,466)      (9,865)
  Depreciation                                                    (3,119)      (4,167)      (3,935)
  Investments in debt and equity
    securities--FAS 115                                           (4,323)     (13,946)          --
  Other                                                          (10,167)     (12,330)      (8,262)
                                                                --------     --------     --------
    Total Gross Deferred Tax Liabilities                         (57,566)     (80,604)     (84,843)
                                                                --------     --------     --------
    Net Deferred Tax Assets                                     $ 49,116     $ 16,444     $ 28,648
                                                                ========     ========     ========
--------------------------------------------------------------------------------------------------

  Income tax expense as reported differs from the amounts computed by applying the statutory U.S. Federal income tax rate to pretax income as follows:

--------------------------------------------------------------------------------------------------
                                                                      YEAR ENDED DECEMBER 31
                                                                  1996         1995         1994
                                                                           (Thousands)
Computed "expected" tax expense                                 $101,513     $124,874     $106,834
  Increase (reduction) in income taxes resulting from
    Tax-exempt income                                             (9,025)      (9,958)     (10,006)
    State and local income taxes, net of federal income
      tax benefit                                                  7,615        9,274        8,290
    Thrift bad debt recapture                                         --           --        3,615
    Other, net                                                    (2,014)         (81)       4,432
                                                                --------     --------     --------
      Total Tax Expense                                         $ 98,089     $124,109     $113,165
                                                                ========     ========     ========
--------------------------------------------------------------------------------------------------

NOTE L

RETIREMENT PLANS

Pension Plans:

  The Corporation maintains both qualified and nonqualified noncontributory pension plans that cover all employees meeting certain age and service requirements.

  The qualified plan provides pension benefits based on the employee's length of service and the five highest consecutive years of compensation. The Corporation's funding policy is to contribute annually at least the minimum amount required by government funding standards but not more than is tax deductible. No contribution was required during 1996, 1995 or 1994.

  The net periodic pension expense related to the qualified plan included in the Consolidated Statement of Income is summarized as follows:

--------------------------------------------------------------------------------------------------
                                                                      YEAR ENDED DECEMBER 31
                                                                  1996         1995         1994
                                                                           (Thousands)
Service cost--benefits earned during
  the period                                                    $  8,787     $  6,025     $  6,665
Interest cost on projected benefit
  obligation                                                      10,352        9,220        8,382
Actual (return) loss on plan assets                              (15,021)     (26,535)       1,863
Net amortization and deferral                                        851       13,585      (14,254)
                                                                --------     --------     --------
  Net Periodic Pension Expense                                  $  4,969     $  2,295     $  2,656
                                                                ========     ========     ========
--------------------------------------------------------------------------------------------------

  The table below sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the qualified plan:

--------------------------------------------------------------------------------------------------
                                                                           DECEMBER 31
                                                                  1996         1995         1994
                                                                           (Thousands)
Actuarial present value of
  Vested benefit obligation                                     $111,048     $ 98,597     $ 78,380
                                                                ========     ========     ========
  Accumulated benefit obligation                                $123,606     $109,819     $ 87,122
                                                                ========     ========     ========
  Projected benefit obligation                                  $149,426     $134,987     $104,949
Plan assets at fair value                                        159,469      144,825      121,799
                                                                --------     --------     --------
Plan assets in excess of
  projected benefit obligation                                   (10,043)      (9,838)     (16,850)
Unrecognized net loss                                             (8,650)     (13,226)      (8,964)
Unrecognized prior service cost                                    2,318        2,603        2,922
Unrecognized net asset at December 31                              3,295        4,357        5,664
                                                                --------     --------     --------
  Prepaid Pension                                               $(13,080)    $(16,104)    $(17,228)
                                                                ========     ========     ========
--------------------------------------------------------------------------------------------------

                MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

  Assumptions used were as follows:

-----------------------------------------------------------------------------------------
                                                                 1996      1995      1994
Discount rate in determining benefit
  obligations                                                    7.50%     7.50%     8.50%
Rate of increase in compensation levels                          5.00      5.00      5.00
Expected long-term rate on assets                                9.50      9.50      9.00
-----------------------------------------------------------------------------------------

  At December 31, 1996, approximately 59% of the plan's assets was invested in listed common stocks, 38% was invested in government and corporate bonds rated A or better, and the remaining 3% was invested in short-term cash equivalents. A nominal amount of common stock of the Corporation was held by the plan.

  The nonqualified plans provide pension benefits which would have been provided under the qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Service. The Corporation's funding policy is to fund benefits as they are paid. Contributions under the nonqualified plans were not material for the years ended December 31, 1996, 1995 and 1994. The expense related to these plans was $1,914,000 in 1996, $1,685,000 in 1995 and $1,612,000 in 1994.

Other Postretirement Benefits:

  In addition to the pension plans described above, the Corporation provides other postretirement benefits, largely medical benefits and life insurance, to its retirees.

  FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the recording of the unrecognized transition obligation for postretirement benefits other than pensions. That liability is being amortized over a 20-year period. The net periodic postretirement benefit expense included in the Consolidated Statement of Income is summarized as follows:

---------------------------------------------------------------------------------------------
                                                                   YEAR ENDED DECEMBER 31
                                                                 1996       1995       1994
                                                                         (Thousands)
Service cost--benefits earned during the period                 $   820    $   610    $   734
Interest cost on accumulated postretirement benefit
  obligation                                                      2,748      2,716      2,539
Net amortization and deferral                                     1,713      1,475      1,633
                                                                -------    -------    -------
  Net Periodic Postretirement Benefit Cost                      $ 5,281    $ 4,801    $ 4,906
                                                                =======    =======    =======
---------------------------------------------------------------------------------------------

  The table below sets forth the funded status and the amount recognized in the Consolidated Balance Sheet regarding other postretirement benefits:

--------------------------------------------------------------------------------------------------
                                                                           DECEMBER 31
                                                                  1996         1995         1994
                                                                           (Thousands)
Accumulated postretirement benefit
  obligation ("APBO")
  Retirees                                                      $ 26,736     $ 27,041     $ 24,493
  Active employees fully eligible for benefits                     1,446        1,301        1,085
  Other active employees                                          10,028        7,862        6,609
                                                                --------     --------     --------
    Total                                                         38,210       36,204       32,187
Assets at fair value                                                  --           --           --
                                                                --------     --------     --------
    APBO in excess of assets                                      38,210       36,204       32,187
Unrecognized net gain (loss)                                      (1,988)      (1,241)       2,436
Unrecognized prior service cost                                     (140)        (147)        (155)
Unrecognized transition obligation at
  December 31                                                    (25,308)     (26,889)     (28,470)
                                                                --------     --------     --------
    Accrued Postretirement Benefit Obligation                   $ 10,774     $  7,927     $  5,998
                                                                ========     ========     ========
--------------------------------------------------------------------------------------------------

  Assumptions used were as follows:

--------------------------------------------------------------------------------------------------
                                                                    1996         1995         1994
Discount rate in determining benefit obligations                    7.50%        7.50%        8.50%
Health care cost trend
  First year                                                        9.50        10.50        11.00
  Ultimate (2001 and after)                                         5.50         5.50         6.00
--------------------------------------------------------------------------------------------------

  An increase in the health care cost trend of one percent would increase the aggregate of service and interest cost components of net periodic postretirement benefit costs by $112,000 in 1996, and $120,000 in 1995 and 1994. The APBO would increase by $1,542,000 as of December 31, 1996, $1,448,000 as of December 31, 1995 and $1,443,000 as of December 31, 1994.

NOTE M

SHAREHOLDERS' EQUITY

Common Stock:

  The authorized common stock of the Corporation consists of 100,000,000 shares, $5.00 par value, of which 61,604,723, 62,506,536 and 59,883,249 shares were outstanding at December 31, 1996, 1995 and 1994, respectively.

  The Corporation's Dividend Reinvestment Plan ("Plan") allows shareholders of record to reinvest dividends and/or make voluntary cash contributions to purchase additional shares of the Corporation's common stock. Under the Plan, stock is purchased in the open market by the Plan Trustee with no service charge to the shareholder.

Preferred Stock:

  The authorized preferred stock of the Corporation consists of 5,000,000 shares, no par value, of which 14,806 shares were issued and outstanding at December 31, 1995 and 1994. As of December 31, 1995 and 1994, there were two series of non-voting preferred stock issued. Series B-1 consisted of 5,306 shares which had non-cumulative dividends as declared by Mercantile's Board of Directors. Series B-2 represented 9,500 shares with a cumulative annual dividend at the rate of $85 per share. The Series B-1 and B-2 preferred shares were redeemed by the Corporation in March 1996. At December 31, 1996, 1,000,000 shares were reserved for issuance pursuant to the Preferred Share Purchase Rights Plan.

Preferred Share Purchase Rights Plan:

  One Preferred Share Purchase Right ("Right") is attached to each share of common stock and trades automatically with such shares. The Rights, which can be redeemed by the Board of Directors in certain circumstances and expire by their terms on June 3, 1998, have no voting rights.

  The Rights become exercisable and will trade separately from the common stock 10 days after a person or a group either becomes the beneficial owner or announces an intention to commence a tender offer for 20% or more of the Corporation's outstanding common stock. When exercisable, each Right entitles the registered holder to purchase from the Corporation 1/100 of a share of Series A Junior Participating Preferred Stock for $100 per 1/100 of a preferred share.

  In the event a person acquires beneficial ownership of 20% or more of the Corporation's common stock, holders of Rights (other than the acquiring person or group) may purchase, at the Rights' then current exercise price, common stock of the Corporation having a value at that time equal to twice the exercise price. In the event the Corporation merges into or otherwise transfers 50% or more of its assets or earnings power to any person after the Rights become exercisable, holders of Rights may purchase, at the then current exercise price, common stock of the acquiring entity having a value at that time equal to twice the exercise price.

Stock Options:

  The Corporation had stock options outstanding under various plans at December 31, 1996, including plans assumed in acquisitions. The original Mercantile plans provide for the granting to employees of the Corporation and its subsidiaries of options to purchase shares of common stock of the Corporation over periods of up to 10 years at a price not less than the market value of the shares at the date the options are granted. The plans provide for the granting of options which either qualify or do not qualify as Incentive Stock Options as defined by Section 422 of the Internal Revenue Code of 1986, as amended. As of December 31, 1996, there were 960,349 options available for grant. The per share price range for options exercisable was $5.41 to $45.25 as of December 31, 1996.

  The following table summarizes stock options outstanding as of December 31, 1996:

-----------------------------------------------------------------------
                                  OPTIONS OUTSTANDING
                  -----------------------------------------------------
                                  WEIGHTED AVERAGE
   RANGE OF                          REMAINING         WEIGHTED AVERAGE
EXERCISE PRICE    OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE
--------------    -----------     ----------------     ----------------
 $ 5.41-14.61       218,661            4.30                $ 8.14
  14.62-32.42       803,560            3.78                 20.63
  32.43-32.50     1,046,161            6.62                 32.50
  32.51-45.63       377,161            7.76                 36.86
  45.64-53.38       322,674            9.11                 46.14
                  ---------
   5.41-53.38     2,768,217            6.06                 29.31
                  =========
-----------------------------------------------------------------------

  Changes in options outstanding were as follows:

-----------------------------------------------------------------------------------------------------
                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                                                             EXERCISE
                                                                                SHARES        PRICE
                                                                               ---------     --------
BALANCE AT DECEMBER 31, 1993                                                   2,560,118      $18.39
  Granted                                                                        746,045       32.46
  Exercised                                                                     (319,080)      11.32
  Canceled                                                                       (55,227)      28.65
                                                                               ---------
BALANCE AT DECEMBER 31, 1994                                                   2,931,856       22.55
  Granted                                                                        415,555       36.51
  Exercised                                                                     (518,155)      14.05
  Canceled                                                                       (71,995)      31.32
  Assumed                                                                         98,358       15.80
                                                                               ---------
BALANCE AT DECEMBER 31, 1995                                                   2,855,619       25.55
  GRANTED                                                                        353,274       46.11
  EXERCISED                                                                     (405,440)      14.85
  CANCELED                                                                       (86,228)      37.83
  ASSUMED                                                                         50,992       22.91
                                                                               ---------
BALANCE AT DECEMBER 31, 1996                                                   2,768,217       29.31
                                                                               =========
-----------------------------------------------------------------------------------------------------

  Stock options exercisable as of December 31, 1996, 1995 and 1994 were 1,641,560, 1,575,729 and 1,493,243, respectively, with a weighted average exercise price of $23.72, $19.19 and $16.00, respectively.

  The fair value of the option grants is estimated on the date of grant using an option-pricing model based upon the following assumptions: dividend yield of 3.30%; expected volatility of 31.7%; average risk-free

                MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

interest rate of 5.15% and 7.28% for the 1996 and 1995 grants, respectively; and expected option life of 1.26 years from the vesting date. The weighted average fair value of stock options granted in 1995 and 1996 was $9.48 and $10.72, respectively.

  The Corporation applies Accounting Principles Board Opinion 25 in accounting for its stock option plans. The compensation cost that has been charged against income for stock based compensation plans was $1,438,000, $3,628,000 and $4,081,000 for 1994, 1995 and 1996, respectively. Had the Corporation adopted FAS 123's optional accounting method, the Corporation's net income and earnings per common share would have been reduced to the pro forma amounts noted below:

--------------------------------------------------------------------------------------------------------
                                                                                               EARNINGS
                                                                                  NET         PER COMMON
                                                                                 INCOME         SHARE
For the Year Ended December 31, 1996:
  As Reported                                                                   $191,947        $ 3.10
  Pro Forma                                                                      189,578          3.06
For the Year Ended December 31, 1995:
  As Reported                                                                   $232,676        $ 3.74
  Pro Forma                                                                      230,974          3.72
--------------------------------------------------------------------------------------------------------

Debt and Dividend Restrictions:

  Consolidated retained earnings at December 31, 1996 were not restricted under any agreement as to payment of dividends or reacquisition of common stock.

  The primary source of funds for dividends paid by the Corporation to its shareholders is dividends received from bank subsidiaries. At December 31, 1996, approximately $198,891,000 of the equity of bank subsidiaries was available for distribution as dividends to the Parent Company without prior regulatory approval or without reducing the capital of the respective subsidiary banks below present minimum standards. An additional $150,622,000 would be available for loans to the Parent Company under Federal Reserve regulations. The remaining equity of bank subsidiaries approximating $1,158,969,000 was restricted as to transfers to the Parent Company.

NOTE N

REGULATORY MATTERS

  The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Mercantile and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of the Corporation and its subsidiary banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Mercantile and subsidiary banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

  Quantitative measures established by regulations to ensure capital adequacy require the Corporation and its subsidiary banks to maintain minimum amounts and ratios, as set forth in the table below, of Tier I and Total capital to risk-weighted assets, and of Tier I capital to average assets, the leverage ratio. Management believes, as of December 31, 1996, the Corporation and its subsidiary banks meet all capital adequacy requirements to which it is subject.

  As of December 11, 1996, the date of the most recent notification from regulatory agencies, the subsidiary banks were categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the subsidiary banks' category.

  The actual and required capital amounts and ratios as of December 31, 1996 for the Corporation and Mercantile Bank N.A. are listed in the following table:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   MINIMUM
                                                                                                                   CAPITAL
                                                                                           ACTUAL                REQUIREMENTS
                                                                                      AMOUNT      RATIO        AMOUNT     RATIO
                                                                                                  ($ in Thousands)
Tier I capital (to risk-weighted assets):
Corporation                                                                         $1,437,815     10.91%     $527,062      4.00%
Mercantile Bank N.A.                                                                   499,602      9.51       210,225      4.00

Total capital (to risk-weighted assets):
Corporation                                                                          1,827,916     13.87     1,054,123      8.00
Mercantile Bank N.A.                                                                   620,308     11.80       420,450      8.00

Leverage (to average assets):
Corporation                                                                          1,437,815      7.82       735,152      4.00
Mercantile Bank N.A.                                                                   499,602      6.97       286,873      4.00
--------------------------------------------------------------------------------------------------------------------------------

NOTE O

CONCENTRATIONS OF CREDIT

  The Corporation's primary market area is the state of Missouri and the lower Midwest. At December 31, 1996, approximately 93% of the total loan portfolio, and 90% of the commercial and commercial real estate loan portfolio, were to borrowers within this region. The diversity of the region's economic base tends to provide a stable lending environment.

  Real estate and credit card lending constituted the two other areas of significant concentration of credit risk. Real estate-related financial instruments (loans, commitments and standby letters of credit) comprised 35% of all such instruments of the Corporation. However, of this total, approximately 63% was consumer-related in the form of residential real estate mortgages and home equity lines of credit. Credit card-related financial instruments comprised approximately 29% of all such instruments of the Corporation.

  The Corporation is, in general, a secured lender. At December 31, 1996, approximately 87% of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

NOTE P

FINANCIAL INSTRUMENTS

Fair Values:

  Fair values for financial instruments are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, certain financial instruments and all non-financial instruments are excluded from the fair value disclosure requirements of FAS 107, "Disclosures about Fair Value of Financial Instruments." Therefore, the fair values presented below should not be construed as the underlying value of the Corporation.

  The following methods and assumptions were used in estimating fair values for financial instruments.

 Cash and Due from Banks, Short-term Investments and Short-term Borrowings: The carrying values reported in the Consolidated Balance Sheet approximated fair values.

 Investments in Debt and Equity Securities: Fair values for held-to-maturity securities were based upon quoted market prices where available. Fair values for trading and available-for-sale securities, which also were the amounts reported in the Consolidated Balance Sheet, were based on quoted market prices where available. If quoted market prices were not available, fair values were based upon quoted market prices of comparable instruments.

 Loans and Leases: The fair values for most fixed-rate loans were estimated by utilizing discounted cash flow analysis, applying interest rates currently being offered for similar loans to borrowers with similar risk profiles. The discount rates used, therefore, include a credit risk premium. The fair values of variable-rate loans and all residential mortgages were estimated by utilizing the same type of discounted cash flows, but over a range of interest rate scenarios, in order to incorporate the value of the options imbedded in these assets. Loans with similar characteristics were aggregated for purposes of these calculations. The fair value of credit card loans was assumed to be the same as the par value.

 Deposits: The fair values disclosed for deposits generally payable on demand (i.e., interest bearing and non-interest bearing demand, savings, and money market accounts) were considered equal to their respective carrying amounts as reported in the Consolidated Balance Sheet. Fair values for certificates of deposit and foreign deposits were estimated using a discounted cash flow calculation that applied interest rates generally offered on similar certificates to a schedule of aggregated expected monthly maturities of time deposits. The fair value estimate of the deposit portfolio has not been adjusted for any value derived from the retention of those deposits for an expected future period of time. That component, commonly referred to as core deposit premium, was estimated to be approximately $208,000,000 to $436,000,000 at December 31, 1996, and was neither considered in the fair value amounts below nor recorded as an intangible asset on the Consolidated Balance Sheet.

 Bank Notes and Long-term Debt: The fair value of publicly traded debt was based upon quoted market prices, where available, or upon quoted market prices of comparable instruments. The fair values of bank notes and long-term debt were estimated using discounted cash flow analysis, based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

 Off-Balance-Sheet Instruments: Fair values of foreign exchange contracts and interest rate contracts were determined from quoted market prices. Fair values of commitments to extend credit, standby letters of credit and commercial letters of credit were based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

                MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

The estimated fair values of the Corporation's financial instruments were as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                    DECEMBER 31
                                                           1996                        1995                        1994
                                                 -------------------------   -------------------------   -------------------------
                                                                                    (Thousands)
                                                  CARRYING        FAIR        CARRYING        FAIR        CARRYING        FAIR
FINANCIAL ASSETS                                    VALUE         VALUE         VALUE         VALUE         VALUE         VALUE
  Cash and due from banks and
    short-term investments                       $ 1,549,739   $ 1,549,739   $ 1,434,242   $ 1,434,242   $ 1,106,933   $ 1,106,933
  Trading securities                                     500           500         3,677         3,677        14,299        14,299
  Held-to-maturity securities                        346,566       349,738            --            --     3,565,219     3,451,258
  Available-for-sale securities                    3,691,509     3,691,509     4,207,079     4,207,079       700,741       700,741
  Net loans and leases                            12,576,293    12,973,557    11,529,107    11,995,484    10,688,257    10,738,843

FINANCIAL LIABILITIES
  Deposits                                        14,819,887    15,010,880    13,714,260    13,932,902    12,864,890    12,847,481
  Short-term borrowings                            1,787,673     1,787,673     1,763,736     1,763,736     1,838,081     1,838,081
  Bank notes and long-term debt                      477,795       482,259       575,607       594,405       430,200       409,096

OFF-BALANCE-SHEET
  Foreign exchange contracts purchased                         $       823                 $     3,071                 $     6,641
  Foreign exchange contracts sold                                     (439)                     (2,597)                     (6,199)
  Interest rate contracts                                              866                          75                        (184)
  Commitments to extend credit                                     (16,012)                    (12,035)                    (10,833)
  Standby letters of credit                                         (2,425)                     (2,551)                     (2,179)
  Commercial letters of credit                                      (5,098)                     (4,265)                     (4,104)
----------------------------------------------------------------------------------------------------------------------------------

Off-Balance-Sheet Risk:

  The Corporation is, in the normal course of business, a party to certain off-balance-sheet financial instruments with inherent credit and/or market risk. These instruments, which include commitments to extend credit, standby letters of credit, interest options written, interest futures contracts and foreign exchange contracts, are used by the Corporation to meet the financing needs of its customers and, to a lesser degree, to reduce its own exposure to interest rate fluctuations. These instruments involve, to varying degrees, credit and market risk in excess of the amount recognized in the Consolidated Balance Sheet.

  Financial instruments with off-balance-sheet credit risk for which the contract amounts represent potential credit risk were as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   DECEMBER 31
                                                                                       1996           1995           1994
                                                                                                   (Thousands)
Commitments to extend credit
  Commercial                                                                        $ 2,541,753    $ 1,998,786    $ 1,835,082
  Consumer                                                                            6,015,905      5,504,932      4,431,671
                                                                                    -----------    -----------    -----------
    Total                                                                           $ 8,557,658    $ 7,503,718    $ 6,266,753
                                                                                    ===========    ===========    ===========
Standby letters of credit                                                           $   356,287    $   327,027    $   230,250
                                                                                    ===========    ===========    ===========
Interest rate contracts                                                             $   141,000    $    27,000    $    21,000
                                                                                    ===========    ===========    ===========
-----------------------------------------------------------------------------------------------------------------------------

  The Corporation's maximum exposure to credit loss under commitments to extend credit and standby letters of credit is the equivalent of the contractual amount of those instruments. The same credit policies are used by the Corporation in granting commitments and conditional obligations as are used in the extension of credit.

  Commitments to extend credit are legally binding agreements to lend to a borrower as long as the borrower performs in accordance with the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee. As many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Included in consumer commitments are the unused portions of lines of credit for credit card and home equity credit line loans.

  Standby letters of credit are commitments issued by the Corporation to guarantee specific performance of a customer to a third party.

  Collateral is required for both commitments and standby letters of credit in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. Collateral held varies, but may include commercial real estate, accounts receivable, inventory or equipment.

  Included in interest rate contracts are interest rate exchange agreements with major investment banking firms to convert long-term, fixed-rate liabilities into short-term, variable-rate liabilities, to secure interest margins and to hedge against interest rate movements.

Derivative Financial Instruments:

Held or Issued for Trading Purposes:

  In the normal course of business, the Corporation maintains minimal trading positions in a variety of derivative financial instruments. Most of the Corporation's trading activities are customer oriented, with trading positions established to meet the financing and foreign exchange transaction needs of customers. This activity complements the Corporation's traditional money and capital markets trading business, which also exists to meet customers' demands.

  Net revenue recognized on interest rate contracts and foreign exchange contracts totaled $2,958,000, $2,839,000 and $2,558,000 in 1996, 1995 and 1994,
respectively. The notional amounts of interest options written, foreign exchange contracts purchased and foreign exchange contracts sold were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                                      DECEMBER 31
                                                                            1996         1995         1994
                                                                                      (Thousands)
Interest options written                                                   $ 16,456     $ 25,225     $ 62,725
Foreign exchange contracts
  purchased                                                                 199,456      125,725      184,079
Foreign exchange contracts sold                                             201,999      130,394      173,378
-------------------------------------------------------------------------------------------------------------

  These transactions are generally entered into on behalf of customers and are subsequently matched off by the Corporation. As a consequence, these matched transactions do not represent exposure to market risk. The Corporation manages the potential credit exposure through established credit approvals, risk control limits and other monitoring procedures. Credit risk to the Corporation could result from non-performance by a counterparty to a contract; however, currently that credit risk is minimal.

Held or Issued for Purposes Other Than Trading:

  Of the commitments to extend credit discussed in the preceding paragraphs, $250,019,000, $108,267,000 and $74,966,000 were entered into with fixed rates for commercial loan customers at December 31, 1996, 1995 and 1994, respectively. Fixed-rate commitments for consumer (residential mortgage) loan customers totaled $64,692,000 at December 31, 1996, $57,883,000 at December 31, 1995 and $35,289,000 at December 31, 1994. Fixed-rate commitments to extend credit are defined as fixed-rate commercial loan commitments with remaining maturities greater than one year, fixed-rate residential mortgage loan commitments, and adjustable-rate residential mortgage loan commitments for loans with adjustment periods greater than one year.

  Fixed-rate mortgage loans held for resale are partially hedged with contracts for forward delivery in the secondary mortgage market. This hedging activity is designed to protect the Corporation from changes in interest rates. Gains and losses from the hedging transactions on mortgage loans held for resale are deferred and included in the cost of the loans for determining the gain or loss when the loans are sold. Forward delivery contracts outstanding totaled $62,823,000 as of December 31, 1996 and $68,000,000 as of December 31, 1995.

NOTE Q

CONTINGENT LIABILITIES

  In the ordinary course of business, there are various legal proceedings pending against the Corporation and its subsidiaries. Management, after consultation with legal counsel, is of the opinion that the ultimate resolution of these proceedings will have no material adverse effect on the consolidated financial condition or results of operations of the Corporation.

NOTE R

PARENT COMPANY FINANCIAL INFORMATION

  Following are the condensed financial statements of Mercantile Bancorporation Inc. (Parent Company Only) for the periods indicated.

  For the Statement of Cash Flows (Parent Company Only), cash and short-term investments were considered cash equivalents. Interest paid on commercial paper and long-term debt was $12,420,000, $12,828,000 and $14,856,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


                MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

STATEMENT OF INCOME
-----------------------------------------------------------------------------------------------------------------------
                                                                                          YEAR ENDED DECEMBER 31
                                                                                      1996         1995         1994
                                                                                                (Thousands)
INCOME
  Dividends from subsidiaries                                                       $ 444,136    $ 215,580    $ 104,950
  Other interest and dividends                                                          4,359        4,355        4,644
  Management fees                                                                      16,987       13,637       13,879
  Other                                                                                 5,159       11,702        3,546
                                                                                    ---------    ---------    ---------
    Total Income                                                                      470,641      245,274      127,019

EXPENSE
  Interest on commercial paper                                                            987        1,249        1,199
  Interest on long-term debt                                                           11,681       11,697       12,607
  Personnel expense                                                                    18,503       16,869       14,463
  Other operating expenses                                                             46,372       12,410       16,019
                                                                                    ---------    ---------    ---------
    Total Expense                                                                      77,543       42,225       44,288

INCOME BEFORE INCOME TAX BENEFIT
  AND EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES                                                              393,098      203,049       82,731

Income tax benefit                                                                     16,514        2,926        6,482
                                                                                    ---------    ---------    ---------
INCOME BEFORE EQUITY IN
  UNDISTRIBUTED INCOME OF
  SUBSIDIARIES                                                                        409,612      205,975       89,213

Equity in undistributed income of
  subsidiaries                                                                      (217,665)       26,701      102,861
                                                                                    ---------    ---------    ---------
  NET INCOME                                                                        $ 191,947    $ 232,676    $ 192,074
                                                                                    =========    =========    =========
-----------------------------------------------------------------------------------------------------------------------

BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   DECEMBER 31
                                                                                       1996           1995           1994
                                                                                                   (Thousands)
ASSETS
  Cash                                                                              $        33    $        21    $        --
  Short-term investments                                                                128,480         40,358         82,405
  Available-for-sale securities                                                          30,167         22,669         12,539
  Investment in subsidiaries                                                          1,565,058      1,679,526      1,444,810
  Goodwill                                                                              123,913         64,812         48,557
  Loans and advances to
    subsidiaries                                                                         19,405         16,950         26,849
  Other assets                                                                           11,642         14,871          3,849
                                                                                    -----------    -----------    -----------
    Total Assets                                                                    $ 1,878,698    $ 1,839,207    $ 1,619,009
                                                                                    ===========    ===========    ===========
LIABILITIES
  Commercial paper                                                                  $    19,405    $    16,950    $    26,800
  Long-term debt                                                                        150,000        150,000        158,822
  Other liabilities                                                                      75,266         32,670         24,697
                                                                                    -----------    -----------    -----------
    Total Liabilities                                                                   244,671        199,620        210,319
SHAREHOLDERS' EQUITY                                                                  1,634,027      1,639,587      1,408,690
                                                                                    -----------    -----------    -----------
    Total Liabilities and Shareholders' Equity                                      $ 1,878,698    $ 1,839,207    $ 1,619,009
                                                                                    ===========    ===========    ===========
-----------------------------------------------------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31
                                                                 1996                   1995                   1994
                                                                                     (Thousands)

OPERATING ACTIVITIES
 Net income                                                    $ 191,947              $ 232,676              $ 192,074
 Adjustments to reconcile net income to net cash
   provided by operating activities
   Net income of subsidiaries                                   (226,471)              (242,281)              (207,811)
   Dividends from subsidiaries                                   421,299                211,485                 98,666
   Other, net                                                     33,386                    363                 14,263
                                                               ---------              ---------              ---------
    Net Cash Provided by Operating Activities                    420,161                202,243                 97,192

INVESTING ACTIVITIES
 Investments in debt and equity securities
   Purchases                                                      (8,339)                (9,914)                  (948)
   Proceeds from maturities                                           --                  4,501                  5,417
 Contributions of capital to subsidiaries                             --                (70,352)               (21,505)
 Acquisitions                                                    (33,082)                (6,700)                    --
 Other, net                                                       (2,943)                (3,601)                25,143
                                                               ---------              ---------              ---------

    Net Cash Provided (Used) by Investing
      Activities                                                 (44,364)               (86,066)                 8,107

FINANCING ACTIVITIES
 Cash dividends paid                                            (101,907)               (69,562)               (48,329)
 Net issuance of common stock for employee
   incentive plans                                                  (327)                 6,839                  2,923
 Purchase of treasury stock                                     (175,036)               (85,474)                (2,954)
 Redemption of preferred stock                                   (12,684)                    --                     --
 Principal payments on long-term debt                                 --                   (156)               (30,552)
 Net change in commercial paper                                    2,455                 (9,850)                 8,410
 Other, net                                                         (164)                    --                   (777)
                                                               ---------              ---------              ---------
    Net Cash Used by Financing Activities                       (287,663)              (158,203)               (71,279)
                                                               ---------              ---------              ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  88,134                (42,026)                34,020

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    40,379                 82,405                 48,385
                                                               ---------              ---------              ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 128,513              $  40,379              $  82,405
                                                               =========              =========              =========
----------------------------------------------------------------------------------------------------------------------

NOTE S

SUBSEQUENT EVENT

  On January 29, 1997, the Corporation formed Mercantile Capital Trust I. Through this trust, the Corporation obtained $150,000,000 of floating-rate debt which for regulatory purposes is part of Tier I capital. Proceeds are expected to be utilized for share repurchases relating to the Roosevelt transaction as well as for general corporate purposes.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
SIX YEAR CONSOLIDATED STATEMENT OF INCOME
($ in Thousands except per common share data)

                                                   1996                    1995
                                                   ----                    ----
INTEREST INCOME
Interest and fees on loans and leases           $1,049,439               $1,021,052
Investments in debt and equity securities
    Trading                                            173                      431
    Taxable                                        237,130                  226,905
    Tax-exempt                                      22,331                   24,829
                                                ----------               ----------
      Total Investments in Debt and Equity
        Securities                                 259,634                  252,165
    Due from banks--interest bearing                 4,052                    2,487
    Federal funds sold and repurchase
      agreements                                    12,256                   18,240
                                                ----------               ----------
      Total Interest Income                      1,325,381                1,293,944
      Tax-equivalent adjustment<F*>                 15,142                   16,570
                                                ----------               ----------
      Taxable-equivalent Interest Income         1,340,523                1,310,514
INTEREST EXPENSE
Deposits                                           514,764                  495,863
Borrowed funds                                     108,228                  124,671
                                                ----------               ----------
    Total Interest Expense                         622,992                  620,534
                                                ----------               ----------
      TAXABLE-EQUIVALENT NET INTEREST INCOME       717,531                  689,980
PROVISION FOR POSSIBLE LOAN LOSSES                  71,014                   36,530
OTHER INCOME
Trust                                               79,413                   70,751
Service charges                                     80,660                   75,408
Credit card fees                                    27,007                   19,690
Securitization revenue                              16,008                   23,005
Investment banking and brokerage                    13,021                   11,366
Securities gains (losses)                             (317)                   4,042
Other                                               80,176                   69,391
                                                ----------               ----------
    Total Other Income                             295,968                  273,653
OTHER EXPENSE
Salaries                                           253,529                  241,422
Employee benefits                                   62,091                   57,203
Net occupancy                                       40,431                   38,044
Equipment                                           50,648                   44,630
Other                                              230,608                  172,449
                                                ----------               ----------
    Total Other Expense                            637,307                  553,748
                                                ----------               ----------
      TAXABLE-EQUIVALENT INCOME
        BEFORE INCOME TAXES                        305,178                  373,355
INCOME TAXES
Income taxes                                        98,089                  124,109
Tax-equivalent adjustment<F*>                       15,142                   16,570
                                                ----------               ----------
    Adjusted Income Taxes                          113,231                  140,679
                                                ----------               ----------
      NET INCOME                                  $191,947               $  232,676
                                                ==========               ==========
PER COMMON SHARE DATA
Net income                                          $ 3.10                   $ 3.74
Dividends declared                                    1.64                     1.32
Book value                                           26.52                    26.04

<F*>TAX-EQUIVALENT ADJUSTMENT
Loans                                              $ 4,298                  $ 4,440
Investments in debt and equity
  securities                                        10,844                   12,130
                                                   -------                  -------
      Total Tax-equivalent Adjustment              $15,142                  $16,570
                                                   =======                  =======

<F*>Taxable-equivalent basis.



                                                  1994                   1993                    1992                    1991
                                                  ----                   ----                    ----                    ----
INTEREST INCOME
Interest and fees on loans and leases         $  850,525             $   803,793             $   830,602             $   871,713
Investments in debt and equity securities
  Trading                                            527                     678                     593                   1,288
  Taxable                                        225,051                 248,601                 262,276                 228,486
  Tax-exempt                                      25,824                  25,235                  24,298                  18,155
                                              ----------             -----------             -----------             -----------
      Total Investments in Debt and Equity
       Securities                                251,402                 274,514                 287,167                 247,929
  Due from banks--interest bearing                 2,859                   3,491                   8,674                  15,624
  Federal funds sold and repurchase
    agreements                                    13,283                  12,813                  13,364                  21,555
                                              ----------             -----------             -----------             -----------
      Total Interest Income                    1,118,069               1,094,611               1,139,807               1,156,821
      Tax-equivalent adjustment<F*>               16,616                  17,147                  16,204                  14,034
                                              ----------             -----------             -----------             -----------
      Taxable-equivalent Interest Income       1,134,685               1,111,758               1,156,011               1,170,855

INTEREST EXPENSE
Deposits                                         374,031                 393,842                 495,307                 600,348
Borrowed funds                                    76,919                  50,731                  54,335                  68,230
                                              ----------             -----------             -----------             -----------
  Total Interest Expense                         450,950                 444,573                 549,642                 668,578
                                              ----------             -----------             -----------             -----------
      TAXABLE-EQUIVALENT NET INTEREST INCOME     683,735                 667,185                 606,369                 502,277
PROVISION FOR POSSIBLE LOAN LOSSES                43,265                  64,302                  79,551                  64,028
OTHER INCOME
Trust                                             65,888                  66,782                  62,396                  53,256
Service charges                                   72,659                  71,045                  66,463                  57,653
Credit card fees                                  26,588                  25,689                  22,205                  20,861
Securitization revenue                                --                      --                      --                      --
Investment banking and brokerage                  14,400                  14,936                  13,227                  10,926
Securities gains (losses)                          2,579                   5,301                   6,207                   5,400
Other                                             54,447                  61,836                  53,958                  47,141
                                              ----------             -----------             -----------             -----------
  Total Other Income                             236,561                 245,589                 224,456                 195,237
OTHER EXPENSE
Salaries                                         233,430                 222,139                 203,026                 180,017
Employee benefits                                 55,345                  53,410                  42,459                  39,345
Net occupancy                                     36,475                  37,429                  32,657                  27,907
Equipment                                         41,410                  41,245                  36,723                  34,893
Other                                            188,516                 215,959                 214,780                 204,328
                                              ----------             -----------             -----------             -----------
  Total Other Expense                            555,176                 570,182                 529,645                 486,490
                                              ----------             -----------             -----------             -----------
      TAXABLE-EQUIVALENT INCOME BEFORE
        INCOME TAXES                             321,855                 278,290                 221,629                 146,996
INCOME TAXES
Income taxes                                     113,165                  96,074                  69,681                  28,418
Tax-equivalent adjustment<F*>                     16,616                  17,147                  16,204                  14,034
                                              ----------             -----------             -----------             -----------
  Adjusted Income Taxes                          129,781                 113,221                  85,885                  42,452
                                              ----------             -----------             -----------             -----------
      NET INCOME                              $  192,074             $   165,069             $   135,744             $   104,544
                                              ==========             ===========             ===========             ===========

PER COMMON SHARE DATA
Net income                                        $ 3.19                  $ 2.79                  $ 2.41                  $ 2.34
Dividends declared                                  1.12                     .99                     .93                     .93
Book value                                         23.32                   21.59                   19.44                   18.12

<F*>TAX-EQUIVALENT ADJUSTMENT
Loans                                            $ 4,170                 $ 4,689                 $ 5,183                 $ 5,782
Investment in debt and equity securities          12,446                  12,458                  11,021                   8,252
                                                 -------                 -------                 -------                 -------
  Total Tax-equivalent Adjustment                $16,616                 $17,147                 $16,204                 $14,034
                                                 =======                 =======                 =======                 =======

<F*>Taxable-equivalent basis.



                                                                                                         GROWTH RATE
                                                                                               --------------------------------
                                                                                               ONE YEAR              FIVE YEARS
                                                                                               --------              ----------
INTEREST INCOME
Interest and fees on loans and leases
Investments in debt and equity securities
  Trading
  Taxable
  Tax-exempt

    Total Investments in Debt and Equity Securities
  Due from banks--interest bearing
  Federal funds sold and repurchase agreements

    Total Interest Income
    Tax-equivalent adjustment<F*>

    Taxable-equivalent Interest Income
INTEREST EXPENSE
Deposits
Borrowed funds

  Total Interest Expense

    TAXABLE-EQUIVALENT NET INTEREST INCOME                                                         4.0%                   7.4%
PROVISION FOR POSSIBLE LOAN LOSSES                                                                94.4                    2.1
OTHER INCOME
Trust                                                                                             12.2                    8.3
Service charges                                                                                    7.0                    6.9
Credit card fees                                                                                  37.2                    5.3
Securitization revenue                                                                           (30.4)                    --
Investment banking and brokerage                                                                  14.6                    3.6
Securities gains (losses)                                                                           --                     --
Other                                                                                             15.5                   11.2

  Total Other Income                                                                               8.2                    8.7
OTHER EXPENSE
Salaries                                                                                           5.0                    7.1
Employee benefits                                                                                  8.5                    9.6
Net occupancy                                                                                      6.3                    7.7
Equipment                                                                                         13.5                    7.7
Other                                                                                             33.7                    2.4

  Total Other Expense                                                                             15.1                    5.5

    TAXABLE-EQUIVALENT INCOME BEFORE INCOME TAXES                                                (18.3)                  15.7
INCOME TAXES
Income taxes                                                                                     (21.0)                  28.1
Tax-equivalent adjustment<F*>                                                                     (8.6)                   1.5

  Adjusted Income Taxes                                                                          (19.5)                  21.7

    NET INCOME                                                                                   (17.5)                  12.9

PER COMMON SHARE DATA
Net income                                                                                       (17.1)                   5.8
Dividends declared                                                                                24.2                   12.0
Book value                                                                                         1.8                    7.9

<F*>TAX-EQUIVALENT ADJUSTMENT
Loans                                                                                             (3.2)                  (5.8)
Investment in debt and equity securities                                                         (10.6)                   5.6
  Total Tax-equivalent Adjustment                                                                 (8.6)                   1.5

<F*>Taxable-equivalent basis.

                                      55

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
SIX YEAR CONSOLIDATED AVERAGE BALANCE SHEET
($ in Thousands)

                                                      1996                               1995
                                              -----------------------            -----------------------
                                              VOLUME         RATE<F*>            VOLUME         RATE<F*>
                                              ------         --------            ------         --------
ASSETS
Earning Assets
 Loans and leases
  Commercial                                $ 3,105,296         8.33%          $ 2,944,525         8.73%
  Real estate--commercial                     2,080,972         8.64             1,983,621         8.96
  Real estate--construction                     330,556         9.20               326,875         8.90
  Real estate--residential                    3,975,520         8.16             3,834,980         8.02
  Consumer                                    1,712,198         8.84             1,652,761         8.66
  Credit card                                   846,501        12.86               776,295        14.29
                                            -----------                        -----------
   Total Loans and Leases                    12,051,043         8.74            11,519,057         8.90
Investments in debt and equity
  securities
 Trading                                          3,350         5.16                 7,760         5.55
 Taxable                                      3,918,208         6.06             3,814,691         5.95
 Tax-exempt                                     414,013         7.96               448,139         8.21
                                            -----------                        -----------
  Total Investments in Debt and
   Equity Securities                          4,335,571         6.24             4,270,590         6.19
Short-term investments
 Due from banks--interest bearing                68,653         5.90                41,751         5.96
 Federal funds sold and repurchase
   agreements                                   213,073         5.75               296,046         6.16
                                            -----------                        -----------
  Total Short-term Investments                  281,726         5.79               337,797         6.14
                                            -----------                        -----------
  Total Earning Assets                       16,668,340         8.04            16,127,444         8.13
 Non-earning Assets
  Cash and due from banks                       926,565                            879,427
  Bank premises and equipment                   322,197                            300,123
  Other assets                                  401,662                            365,710
  Reserve for possible loan losses             (200,207)                          (210,250)
                                            -----------                        -----------
   Total Assets                             $18,118,557                        $17,462,454
                                            ===========                        ===========
LIABILITIES
Acquired Funds
 Deposits
  Non-interest bearing                      $ 2,449,759                        $ 2,196,851
  Interest bearing demand                     2,230,054         2.15             2,140,415         2.19
  Money market accounts                       2,043,224         3.87             1,799,973         3.94
  Savings                                     1,058,191         2.27             1,103,034         2.37
  Consumer time certificates under
   $100,000                                   5,282,478         5.51             5,129,797         5.42
  Other time                                    184,334         4.18               122,187         6.33
                                            -----------                        -----------
   Total Core Deposits                       13,248,040         4.16            12,492,257         4.17
  Time certificates $100,000 and
   over                                         978,902         5.57               914,225         5.80
  Foreign                                       184,182         5.70               210,873         6.21
                                            -----------                        -----------
   Total Purchased Deposits                   1,163,084         5.59             1,125,098         5.88
                                            -----------                        -----------
   Total Deposits                            14,411,124         4.30            13,617,355         4.34
    Short-term borrowings                     1,273,481         5.44             1,548,210         5.56
    Bank notes                                  260,587         5.88               214,658         6.37
    Long-term debt                              314,885         7.50               332,042         7.52
                                            -----------                        -----------
   Total Acquired Funds                      16,260,077         4.51            15,712,265         4.59
 Other liabilities                              246,150                            212,935
                                            -----------                        -----------
   Total Liabilities                         16,506,227                         15,925,200
SHAREHOLDERS' EQUITY                          1,612,330                          1,537,254
                                            -----------                        -----------
   Total Liabilities and
    Shareholders' Equity                    $18,118,557                        $17,462,454
                                            ===========                        ===========

<F*>Taxable-equivalent basis.


                                                   1994                          1993                         1992
                                          -----------------------      -----------------------      -----------------------
                                          VOLUME         RATE<F*>      VOLUME         RATE<F*>      VOLUME         RATE<F*>
                                          ------         --------      ------         --------      ------        ---------
ASSETS
Earning Assets
  Loans and leases
    Commercial                          $ 2,722,197        7.48%     $ 2,561,385        7.01%     $ 2,562,719        7.48%
    Real estate--commercial               1,767,244        8.03        1,682,352        7.99        1,649,169        8.42
    Real estate--construction               291,705        7.26          284,717        7.62          279,952        8.21
    Real estate--residential              3,204,356        7.73        3,204,482        7.88        3,207,985        8.78
    Consumer                              1,448,310        8.18        1,228,669        9.00        1,169,905        9.81
    Credit card                             762,247       15.99          674,671       16.24          528,171       16.23
                                        -----------                  -----------                  -----------
      Total Loans and Leases             10,196,059        8.38        9,636,276        8.39        9,397,901        8.89
Investments in debt and equity
  securities
 Trading                                     10,947        5.12           14,008        5.32           11,510        5.75
 Taxable                                  4,056,958        5.55        4,185,721        5.95        3,718,143        7.06
 Tax-exempt                                 465,192        8.18          438,919        8.50          351,801        9.91
                                        -----------                  -----------                  -----------
    Total Investments in Debt and
      Equity Securities                   4,533,097        5.82        4,638,648        6.19        4,081,454        7.31
Short-term investments
 Due from banks--interest bearing            66,340        4.31          101,182        3.45          201,462        4.31
 Federal funds sold and repurchase
   agreements                               294,364        4.51          376,134        3.41          316,492        4.22
                                        -----------                  -----------                  -----------
    Total Short-term Investments            360,704        4.48          477,316        3.42          517,954        4.25
                                        -----------                  -----------                  -----------
    Total Earning Assets                 15,089,860        7.52       14,752,240        7.54       13,997,309        8.26
  Non-earning Assets
    Cash and due from banks                 865,361                      855,986                      781,117
    Bank premises and equipment             280,683                      271,127                      249,086
    Other assets                            369,885                      415,486                      463,872
    Reserve for possible loan losses       (211,452)                    (196,835)                    (190,646)
                                        -----------                  -----------                  -----------
      Total Assets                      $16,394,337                  $16,098,004                  $15,300,738
                                        ===========                  ===========                  ===========

LIABILITIES
Acquired Funds
  Deposits
    Non-interest bearing                $ 2,240,713                  $ 2,289,104                  $ 1,947,869
    Interest bearing demand               2,270,852        1.87        2,095,793        2.12        1,771,774        2.94
    Money market accounts                 1,906,229        3.01        1,967,339        2.74        1,834,830        3.35
    Savings                               1,196,964        2.32        1,168,855        2.56          991,306        3.75
    Consumer time certificates
      under $100,000                      4,747,573        4.39        5,053,439        4.63        5,379,754        5.68
    Other time                               39,822        3.26           83,373        2.73          108,937        3.86
                                        -----------                  -----------                  -----------
      Total Core Deposits                12,402,153        3.32       12,657,903        3.51       12,034,470        4.57
    Time certificates $100,000 and over     753,883        4.16          737,990        3.80          788,975        4.29
    Foreign                                 108,986        4.95           31,093        4.38           23,433        3.71
                                        -----------                  -----------                  -----------
      Total Purchased Deposits              862,869        4.26          769,083        3.83          812,408        4.27
                                        -----------                  -----------                  -----------
      Total Deposits                     13,265,022        3.39       13,426,986        3.54       12,846,878        4.54
    Short-term borrowings                 1,204,078        4.26          895,154        2.96          872,148        3.69
    Bank notes                               12,603        6.19               --          --               --          --
    Long-term debt                          334,277        7.43          312,670        7.75          274,432        8.08
                                        -----------                  -----------                  -----------
      Total Acquired Funds               14,815,980        3.59       14,634,810        3.60       13,993,458        4.56
  Other liabilities                         212,490                      237,164                      243,329
                                        -----------                  -----------                  -----------
      Total Liabilities                  15,028,470                   14,871,974                   14,236,787
SHAREHOLDERS' EQUITY                      1,365,867                    1,226,030                    1,063,951
                                        -----------                  -----------                  -----------
      Total Liabilities and
        Shareholders' Equity            $16,394,337                  $16,098,004                  $15,300,738
                                        ===========                  ===========                  ===========


                                                                              GROWTH RATE
                                                           1991             ---------------
                                                 -----------------------     ONE      FIVE
                                                 VOLUME         RATE<F*>    YEAR      YEARS
                                                 ------         --------    ----      -----
ASSETS
Earning Assets
  Loans and leases
    Commercial                                 $ 2,466,730        9.09%      5.5%      4.7%
    Real estate--commercial                      1,474,735        9.77       4.9       7.1
    Real estate--construction                      261,655        9.79       1.1       4.8
    Real estate--residential                     2,879,247       10.12       3.7       6.7
    Consumer                                     1,126,859       10.96       3.6       8.7
    Credit card                                    429,511       16.05       9.0      14.5
                                               -----------
      Total Loans and Leases                     8,638,737       10.16       4.6       6.9
Investments in debt and equity securities
  Trading                                           19,041        6.95     (56.8)    (29.4)
  Taxable                                        2,677,460        8.55       2.7       7.9
  Tax-exempt                                       258,388       10.06      (7.6)      9.9
                                               -----------
    Total Investments in Debt and Equity
      Securities                                 2,954,889        8.67       1.5       8.0
Short-term investments
  Due from banks--interest bearing                 236,358        6.61      64.4     (21.9)
  Federal funds sold and repurchase
    agreements                                     361,677        5.96     (28.0)    (10.0)
                                               -----------
    Total Short-term Investments                   598,035        6.22     (16.6)    (14.0)
                                               -----------
    Total Earning Assets                        12,191,661        9.60       3.4       6.5
  Non-earning Assets
    Cash and due from banks                        669,490                   5.4       6.7
    Bank premises and equipment                    217,613                   7.4       8.2
    Other assets                                   471,989                   9.8      (3.2)
    Reserve for possible loan losses              (177,822)                 (4.8)      2.4
                                               -----------
      Total Assets                             $13,372,931                   3.8       6.3
                                               ===========

LIABILITIES
Acquired Funds
  Deposits
    Non-interest bearing                       $ 1,571,144                  11.5       9.3
    Interest bearing demand                      1,355,146        4.46       4.2      10.5
    Money market accounts                        1,393,581        4.92      13.5       8.0
    Savings                                        727,721        5.40      (4.1)      7.8
    Consumer time certificates under $100,000    5,197,157        7.36       3.0        .3
    Other time                                      87,247        4.94      50.9      16.1
                                               -----------
      Total Core Deposits                       10,331,996        6.34       6.1       5.1
    Time certificates $100,000 and over            846,620        5.12       7.1       2.9
    Foreign                                         30,986        6.14     (12.7)     42.8
                                               -----------
      Total Purchased Deposits                     877,606        5.16       3.4       5.8
                                               -----------
      Total Deposits                            11,209,602        6.23       5.8       5.2
    Short-term borrowings                          805,046        5.49     (17.7)      9.6
    Bank notes                                          --          --      21.4        --
    Long-term debt                                 266,925        9.01      (5.2)      3.4
                                               -----------
      Total Acquired Funds                      12,281,573        6.24       3.5       5.8
  Other liabilities                                206,171                  15.6       3.6
                                               -----------
      Total Liabilities                         12,487,744                   3.6       5.7
SHAREHOLDERS' EQUITY                               885,187                   4.9      12.7
                                               -----------
      Total Liabilities and Shareholders'
        Equity                                 $13,372,931                   3.8       6.3
                                               ===========

<F*>Taxable-equivalent basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors is contained in "Election of Directors" and "Beneficial Ownership of Stock by Management," included in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

  The following is a list, as of January 31, 1997, of the names and ages of the executive officers of Mercantile and all positions and offices with Mercantile presently held by the person named. There is no family relationship between any of the named persons.

                                                ALL POSITIONS AND OFFICES
        NAME          AGE                          HELD WITH MERCANTILE
        ----          ---                       -------------------------
Thomas H. Jacobsen    57       Chairman of the Board, President and Chief Executive Officer

W. Randolph Adams     52       Chairman and Chief Executive Officer of Mercantile Bank
                                 National Association and Mercantile Trust Company National
                                 Association

John Q. Arnold        52       Senior Executive Vice President and Chief Financial Officer

Dennis O. Battles     49       Executive Vice President

John H. Beirise       51       Group President--Investment Banking

Richard C. King       52       President and Chief Executive Officer, Mercantile Bank
                                 (Kansas/Kansas City)

John W. McClure       50       Group President--Community Banking

Jon W. Bilstrom       50       General Counsel and Secretary

Jon P. Pierce         56       Executive Vice President, Human Resources

Arthur G. Heise       48       Senior Vice President and Auditor

Michael T. Normile    47       Senior Vice President, Finance and Control

  The executive officers were appointed by and serve at the pleasure of the Board of Directors of Mercantile. Messrs. Jacobsen, Adams, Arnold, Beirise, McClure, Bilstrom, Pierce, Heise and Normile have served as executive officers of either Mercantile or Mercantile Bank for at least the last five years. Mr. Battles was Senior Vice President and Division Manager at NatWest Bank N.A. prior to joining Mercantile in July of 1993. Mr. King served as Chairman of the Board, Chief Executive Officer and President of MidAmerican Corporation from 1989 until January 1993.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is contained in "Compensation of Executive Officers," included in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof" and "Beneficial Ownership of Stock by Management," included in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions is contained in "Interest of Management and Others in Certain Transactions," included in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements: Listed in Item 8 hereof.

      (2) Financial Statement Schedules:

          None.

      (3) Exhibits: See Exhibit Index at page 64 hereof.

  (b)  Reports on Form 8-K

       Registrant filed one (1) Current Report on Form 8-K on December 30, 1996. In that Report, under Item 5, Registrant disclosed that on December 22, 1996, it had entered into, and briefly described certain of the terms of, an Agreement and Plan of Reorganization (the "Merger Agreement") with Roosevelt Financial Group, Inc. ("Roosevelt").
       Pursuant to that Merger Agreement, Roosevelt is to be merged with and into a wholly-owned subsidiary of Registrant, with the shareholders of Roosevelt to receive, at the election of the holder thereof as provided in the Merger Agreement, either (i) 0.4211 of a share (the "Exchange Ratio") of Mercantile common stock, par value $5.00 per share ("Mercantile Common Stock"), and the associated preferred share purchase rights under Mercantile's Rights Agreement, dated May 23, 1988, or (ii) $22.00 in cash, for each share of Roosevelt common stock, par value $0.01 per share, provided that the aggregate number of shares of Mercantile Common Stock that shall be issued in the Merger (the "Stock Amount") shall, subject to allocation procedures set forth in the Merger Agreement, not exceed 13,042,110 shares less the number of shares of Mercantile Common Stock issuable upon exercise of Roosevelt stock options or restricted stock outstanding as of the Effective Time. The Current Report also briefly described the terms of a Stock Option Agreement between Registrant as grantee and Roosevelt as issuer, and agreements between Registrant and certain directors of Roosevelt, who in the aggregate have voting power over approximately 2.3% of the outstanding shares of Roosevelt common stock, to vote their shares in favor of the Merger, all entered into simultaneously with execution of the Merger Agreement.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERCANTILE BANCORPORATION INC.
                                                (Registrant)

Date: February 19, 1997                 By: /s/ THOMAS H. JACOBSEN
                                           ------------------------------------
                                                   Thomas H. Jacobsen
                                            Chairman of the Board, President,
                                           Chief Executive Officer and Director

                               POWER OF ATTORNEY

  We, the undersigned officers and directors of Mercantile Bancorporation Inc., hereby severally and individually constitute and appoint Thomas H. Jacobsen and John Q. Arnold, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

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

          SIGNATURE                                   TITLE                               DATE
          ---------                                   -----                               ----

     s/THOMAS H. JACOBSEN       Chairman of the Board, President, Chief Executive  February 19, 1997
------------------------------    Officer and Director
     (Thomas H. Jacobsen)
 Principal Executive Officer

       s/JOHN Q. ARNOLD         Senior Executive Vice President and Chief          February 19, 1997
------------------------------    Financial Officer
       (John Q. Arnold)
 Principal Financial Officer

     s/MICHAEL T. NORMILE       Senior Vice President, Finance and Control         February 19, 1997
------------------------------
     (Michael T. Normile)
 Principal Accounting Officer

                                Director
------------------------------
   (Harry M. Cornell, Jr.)

      s/WILLIAM A. HALL         Director                                           February 19, 1997
------------------------------
      (William A. Hall)



       s/THOMAS A. HAYS         Director                                           February 19, 1997
------------------------------
       (Thomas A. Hays)

      s/FRANK LYON, JR.         Director                                           February 19, 1997
------------------------------
      (Frank Lyon, Jr.)

     s/EDWARD A. MUELLER        Director                                           February 19, 1997
------------------------------
     (Edward A. Mueller)

      s/ROBERT W. MURRAY        Director                                           February 19, 1997
------------------------------
      (Robert W. Murray)

      s/HARVEY SALIGMAN         Director                                           February 19, 1997
------------------------------
      (Harvey Saligman)

      s/CRAIG D. SCHNUCK        Director                                           February 19, 1997
------------------------------
      (Craig D. Schnuck)

      s/ROBERT L. STARK         Director                                           February 19, 1997
------------------------------
      (Robert L. Stark)

     s/PATRICK T. STOKES        Director                                           February 19, 1997
------------------------------
     (Patrick T. Stokes)

       s/JOHN A. WRIGHT         Director                                           February 19, 1997
------------------------------
       (John A. Wright)

                                        EXHIBIT INDEX

        Exhibit No.                       Description
        -----------                       -----------
          No. 3-1    Restated Articles of Incorporation of the Registrant, as
                     amended and currently in effect, filed as Exhibit 3(i) to
                     Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, are incorporated herein by reference.

          No. 3-2 By-Laws of the Registrant, as amended and currently in effect, filed as Exhibit 3.2 to Amendment No. 2 to Registrant's Registration Statement No. 333-17757, are incorporated herein by reference.

          No. 4-1 Form of Indenture Regarding Subordinated Securities between the Registrant and The First National Bank of
                     Chicago as Trustee, filed on March 31, 1992 as Exhibit 4.1 to Registrant's Report on Form 8-K dated September 24,
                     1992, is incorporated herein by reference.

          No. 4-2    Form of Indenture Regarding Floating Rate Junior
                     Subordinated Definable Interest Debentures due 2027 between the Registrant and the Chase Manhattan Bank, as Trustee.

          No. 4-3    Form of First Supplemental Indenture Regarding Floating
                     Rate Junior Subordinated Definable Interest Debentures
                     Due 2027 between the Registrant and the Chase Manhattan
                     Bank, as Trustee.

          No. 4-4    Rights Agreement dated as of May 23, 1988, between
                     Registrant and Mercantile Bank National Association, as
                     Rights Agent (including as exhibits thereto the form of Certificate of Designation, Preferences and Rights of
                     Series A Junior Participating Preferred Stock and the form of Rights Certificate) filed as Exhibits 1 and 2 to Registrant's Registration Statement on Form 8-A, dated May
                     24, 1988, is incorporated herein by reference.

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



        Exhibit No.                       Description
        -----------                       -----------
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

          No. 10-11  Agreement and Plan of Reorganization dated August 4, 1995, by and between Mercantile Bancorporation Inc. and Hawkeye
                     Bancorporation, filed as Exhibit 2.1 to Registrant's
                     Registration Statement No. 33-63609, is incorporated herein by reference.

          No. 10-12  Mercantile Bancorporation Inc. Supplemental Retirement
                     Plan, filed as Exhibit 10-12 to Registrant's Report on
                     Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

          No. 10-13  Agreement and Plan of Reorganization dated October 27,
                     1996, and between Mercantile Bancorporation Inc.,
                     Ameribanc, Inc. and Mark Twain Bancshares, Inc., filed as
                     Exhibit 2.1 to Registrant's Report on Form 8-K filed on
                     November 6, 1996, is incorporated herein by reference.

          No. 10-14  Amendment to Agreement and Plan of Reorganization, dated
                     January 24, 1997, by and among Registrant, Ameribanc, Inc.
                     and Mark Twain Bancshares, Inc., filed as Exhibit 10-16 to
                     Amendment No. 2 to Registrant's Registration Statement No.
                     333-17757, is incorporated herein by reference.

          No. 10-15  Stock Option Agreement, dated October 27, 1996, by and between Mercantile Bancorporation Inc., as grantee, and Mark Twain Bancshares, Inc., as issuer, filed as Exhibit
                     2.2 to Registrant's Report on Form 8-K filed on November
                     6, 1996, is incorporated herein by reference.

          No. 10-16  Agreement and Plan of Reorganization, dated December 22,
                     1996, by and between Mercantile Bancorporation Inc. and Roosevelt Financial Group, Inc., filed as Exhibit 2.1 to
                     Registrant's Report on Form 8-K filed on December 30,
                     1996, is incorporated herein by reference.

          No. 10-17  Stock Option Agreement, dated December 22, 1996, by and between Mercantile Bancorporation Inc., as grantee, and Roosevelt Financial Group, Inc., as issuer, filed as
                     Exhibit 2.1 to Registrant's Report on Form 8-K filed on
                     December 30, 1996, is incorporated herein by reference.

          No. 21     Subsidiaries of the Registrant as of January 31, 1997.

          No. 23     Consent of KPMG Peat Marwick LLP.

          No. 24     Power of Attorney (on signature page).

          No. 27     Financial Data Schedule.