Form 10-Q
period 1997-03-31
MERCANTILE BANCORPORATION INC
filed 1997-05-08
CIK 64907

===============================================================================

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTER ENDED MARCH 31, 1997    COMMISSION FILE NUMBER 1-11792

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

COMMON STOCK, $.01 PAR VALUE, 74,366,211 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON APRIL 30, 1997.

===============================================================================

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE NO.
                                                                                                                --------
Item 1-- Financial Statements
    Consolidated Statement of Income
    Three months ended March 31, 1997 and 1996                                                                     4
    Consolidated Balance Sheet
    March 31, 1997 and 1996, and December 31, 1996                                                                 5
    Consolidated Statement of Changes in Shareholders' Equity
    Three months ended March 31, 1997 and 1996                                                                     6
    Consolidated Statement of Cash Flows
    Three months ended March 31, 1997 and 1996                                                                     7
    Notes to Consolidated Financial Statements                                                                     8
Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations                     9

                                                PART II--OTHER INFORMATION
Item 4--Submission of Matters to a Vote of Security Holders
Item 6--Exhibits and Reports on Form 8-K                                                                           20
Signature                                                                                                          21
Exhibit Index                                                                                                      22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(THOUSANDS EXCEPT PER COMMON SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                                 1997         1996
                                                              ----------   ----------
        INTEREST INCOME
          Interest and fees on loans and leases                 $274,754     $257,044
          Investments in debt and equity securities
            Trading                                                   11           95
            Taxable                                               56,254       57,598
            Tax-exempt                                             5,274        5,888
                                                                --------     --------
              Total                                               61,539       63,581
          Due from banks--interest bearing                         1,178          830
          Federal funds sold and repurchase agreements             2,468        3,785
                                                                --------     --------
              Total Interest Income                              339,939      325,240
        INTEREST EXPENSE
          Interest bearing deposits                              125,579      128,885
          Foreign deposits                                         4,717        2,501
          Short-term borrowings                                   20,299       14,114
          Bank notes                                               2,540        3,972
          Long-term debt                                           7,289        6,032
                                                                --------     --------
              Total Interest Expense                             160,424      155,504
                                                                --------     --------
              NET INTEREST INCOME                                179,515      169,736
        PROVISION FOR POSSIBLE LOAN LOSSES<F1>                    18,198       33,168
                                                                --------     --------
              NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES                         161,317      136,568
        OTHER INCOME
          Trust                                                   20,991       19,354
          Service charges                                         20,446       19,272
          Credit card fees                                         5,345        1,449
          Securitization revenue                                   7,292        4,502
          Mortgage banking                                         2,728        3,120
          Investment banking and brokerage                         3,410        3,143
          Securities gains (losses)<F1>                            1,049       (2,956)
          Other                                                   14,254       11,400
                                                                --------     --------
              Total Other Income                                  75,515       59,284
        OTHER EXPENSE
          Salaries                                                66,641       62,732
          Employee benefits                                       17,390       16,524
          Net occupancy                                           10,419        9,742
          Equipment                                               12,883       11,574
          Intangible asset amortization                            4,117        2,646
          Other<F1>                                               32,236       79,552
                                                                --------     --------
              Total Other Expense                                143,686      182,770
                                                                --------     --------
              INCOME BEFORE INCOME TAXES                          93,146       13,082
        INCOME TAXES<F1>                                          32,810        8,517
                                                                --------     --------
              NET INCOME                                        $ 60,336     $  4,565
                                                                ========     ========
        PER COMMON SHARE DATA
          Average shares outstanding                          60,582,101   63,052,401
          Net income<F2>                                           $1.00         $.07
          Dividends declared                                         .43          .41

<F1> Includes the following nonrecurring acquisition
     charges:

              Provision for possible loan losses                $     --     $ 10,851
              Other income (securities losses)                        --       (3,082)
              Other expense                                           --       41,678
              Income tax benefit                                      --      (15,599)
                                                                --------     --------
                Impact on Net Income                            $     --     $(40,012)
                                                                ========     ========
<F2> Earnings per common share is calculated by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)
                                                                                             MARCH 31       DEC. 31      MARCH 31
                                                                                               1997          1996          1996
                                                                                            -----------   -----------   -----------
ASSETS
    Cash and due from banks                                                                 $   883,304   $ 1,223,911   $   888,924
    Due from banks--interest bearing                                                            109,614        91,616        77,206
    Federal funds sold and repurchase agreements                                                196,325       234,212       245,037
    Investments in debt and equity securities
      Trading                                                                                       753           500        13,245
      Available-for-sale (Amortized cost of $3,784,394,
        $3,678,496, and $4,294,437, respectively)                                             3,784,185     3,691,509     4,307,504
      Held-to-maturity (Estimated fair value
        of $327,070 at March 31, 1997 and $349,738 at
        December 31, 1996)                                                                      325,145       346,566            --
                                                                                            -----------   -----------   -----------
          Total Investments in Debt and Equity Securities                                     4,110,083     4,038,575     4,320,749
    Loans held-for-sale                                                                          62,857        66,373        88,416
    Loans and leases, net of unearned income                                                 12,952,617    12,706,547    11,751,826
                                                                                            -----------   -----------   -----------
          Total Loans and Leases                                                             13,015,474    12,772,920    11,840,242
    Reserve for possible loan losses                                                           (198,061)     (196,627)     (211,608)
                                                                                            -----------   -----------   -----------
          Net Loans and Leases                                                               12,817,413    12,576,293    11,628,634
    Bank premises and equipment                                                                 346,417       341,060       311,894
    Due from customers on acceptances                                                             2,807         4,946         6,458
    Intangible assets                                                                           187,416       175,226       117,328
    Other assets                                                                                294,189       301,120       306,096
                                                                                            -----------   -----------   -----------
          Total Assets                                                                      $18,947,568   $18,986,959   $17,902,326
                                                                                            ===========   ===========   ===========
LIABILITIES
    Deposits
      Non-interest bearing                                                                  $ 2,525,481   $ 2,584,340   $ 2,040,285
      Interest bearing                                                                       12,108,768    11,983,660    11,801,245
      Foreign                                                                                   277,560       251,887       160,478
                                                                                            -----------   -----------   -----------
          Total Deposits                                                                     14,911,809    14,819,887    14,002,008
    Federal funds purchased and repurchase agreements                                         1,448,011     1,589,261     1,220,321
    Other short-term borrowings                                                                 165,569       198,412       220,891
    Bank notes                                                                                  175,000       175,000       275,000
    Long-term debt                                                                              449,993       302,795       323,915
    Bank acceptances outstanding                                                                  2,807         4,946         6,458
    Other liabilities                                                                           232,896       262,631       245,846
                                                                                            -----------   -----------   -----------
          Total Liabilities                                                                  17,386,085    17,352,932    16,294,439
Commitments and contingent liabilities                                                               --            --            --


                                                            MARCH 31   DEC. 31   MARCH 31
                                                              1997       1996      1996
                                                            --------   --------  --------
SHAREHOLDERS' EQUITY
    Preferred stock--no par value
      Shares authorized                                        5,000      5,000     5,000
      Shares issued and outstanding                               --         --        --            --            --            --
    Common stock--$5.00 par value
      Shares authorized                                      100,000    100,000   100,000
      Shares issued                                           63,372     63,332    63,211       316,863       316,663       316,058
    Capital surplus                                                                             226,297       228,151       234,689
    Retained earnings                                                                         1,197,503     1,163,069     1,052,064
    Valuation on available-for-sale securities                                                    2,071        10,345         8,478
    Treasury stock, at cost                                    3,377      1,728        87      (181,251)      (84,201)       (3,402)
                                                                                            -----------   -----------   -----------
          Total Shareholders' Equity                                                          1,561,483     1,634,027     1,607,887
                                                                                            -----------   -----------   -----------
          Total Liabilities and Shareholders' Equity                                        $18,947,568   $18,986,959   $17,902,326
                                                                                            ===========   ===========   ===========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
($ IN THOUSANDS)

                                               COMMON STOCK
                                          ----------------------                                                       TOTAL
                                          OUTSTANDING              PREFERRED   CAPITAL    RETAINED     TREASURY    SHAREHOLDERS'
                                            SHARES      DOLLARS      STOCK     SURPLUS   EARNINGS<F*>    STOCK        EQUITY
                                          -----------   --------   ---------   --------  ------------  ---------   -------------
BALANCE AT DECEMBER 31, 1995              62,506,536    $319,434   $ 12,153    $283,288   $1,085,269   $ (60,557)   $1,639,587
Net income                                                                                     4,565                     4,565
Common dividends declared--$.41 per
  share                                                                                      (25,885)                  (25,885)
Preferred dividends declared                                                                    (408)                     (408)
Redemption of preferred stock                                       (12,153)                    (531)                  (12,684)
Issuance of common stock in acquisitions
  of:
   Metro Savings Bank, F.S.B.                197,902                                 57           14       8,983         9,054
   Security Bank of Conway, F.S.B.           321,964                                 75                   14,614        14,689
   First Sterling Bancorp, Inc.              521,417       2,607                  1,876       13,772                    18,255
Issuance of common stock for employee
  incentive plans                            103,533         486                   (302)                     276           460
Net fair value adjustment on
  available-for-sale securities                                                              (16,254)                  (16,254)
Purchase of treasury stock                  (525,000)                                                    (23,825)      (23,825)
Reissuance and retirement of treasury
  stock                                                   (6,458)               (50,708)                  57,166            --
Other                                         (2,299)        (11)                   403                      (59)          333
                                          ----------    --------   --------    --------   ----------   ---------    ----------
BALANCE AT MARCH 31, 1996                 63,124,053    $316,058   $     --    $234,689   $1,060,542   $  (3,402)   $1,607,887
                                          ==========    ========   ========    ========   ==========   =========    ==========
BALANCE AT DECEMBER 31, 1996              61,604,723    $316,663   $     --    $228,151   $1,173,414   $ (84,201)   $1,634,027
Net income                                                                                    60,336                    60,336
Common dividends declared--$.43 per
  share                                                                                      (25,892)                  (25,892)
Issuance of common stock in acquisition
  of Regional Bancshares, Inc.               600,417                               (474)         361      28,813        28,700
Issuance of common stock for employee
  incentive plans                             99,247         200                   (532)                   2,596         2,264
Net fair value adjustment on
  available-for-sale securities                                                               (8,923)                   (8,923)
Purchase of treasury stock                (2,309,033)                                                   (129,029)     (129,029)
Other                                                                              (848)         278         570            --
                                          ----------    --------   --------    --------   ----------   ---------    ----------
BALANCE AT MARCH 31, 1997                 59,995,354    $316,863   $     --    $226,297   $1,199,574   $(181,251)   $1,561,483
                                          ==========    ========   ========    ========   ==========   =========    ==========

<F*>Includes valuation on available-for-sale securities.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                                1997            1996
                                                                                             ----------      ----------
        OPERATING ACTIVITIES
          Net income                                                                         $   60,336      $    4,565
          Adjustments to reconcile net income to net cash provided by operating activities
            Provision for possible loan losses                                                   18,198          33,168
            Depreciation and amortization                                                        11,247          10,301
            Provision for deferred income taxes                                                     719           8,905
            Net change in loans held-for-sale                                                     3,516           6,461
            Net change in accrued interest receivable                                             3,709           3,354
            Net change in accrued interest payable                                                1,374         (10,998)
            Other, net                                                                           (3,485)         42,194
                                                                                             ----------      ----------
              Net Cash Provided by Operating Activities                                         102,584          97,950
        INVESTING ACTIVITIES
          Investments in debt and equity securities, other than trading securities
            Purchases                                                                          (572,631)       (387,386)
            Proceeds from maturities                                                            435,753         291,716
            Proceeds from sales of available-for-sale securities                                167,779          59,435
          Net change in loans and leases                                                       (238,128)         10,943
          Purchases of loans and leases                                                         (33,686)            (16)
          Proceeds from sales of loans and leases                                                39,806          43,779
          Purchases of premises and equipment                                                   (13,260)        (13,748)
          Proceeds from sales of premises and equipment                                           1,444           2,714
          Proceeds from sales of foreclosed property                                              7,018           7,393
          Cash and cash equivalents from acquisitions, net of cash paid                          (8,132)         42,907
          Other, net                                                                             (4,181)            145
                                                                                             ----------      ----------
              Net Cash Provided (Used) by Investing Activities                                 (218,218)         57,882
        FINANCING ACTIVITIES
          Net change in non-interest bearing, savings, interest bearing demand and
           money market deposit accounts                                                        (46,624)         78,400
          Net change in time certificates of deposit under $100,000                             (74,575)        (96,712)
          Net change in time certificates of deposit $100,000 and over                          120,523          63,089
          Net change in other time deposits                                                     (69,029)          4,589
          Net change in foreign deposits                                                         25,673         (48,692)
          Net change in short-term borrowings                                                  (183,548)       (342,320)
          Issuance of bank notes                                                                     --          25,000
          Issuance of long-term debt                                                            150,000           1,500
          Principal payments on long-term debt                                                   (2,802)         (1,706)
          Cash dividends paid                                                                   (25,892)        (26,293)
          Proceeds from issuance of common stock                                                  2,215             411
          Purchase of treasury stock                                                           (140,804)        (23,825)
          Redemption of preferred stock                                                              --         (12,684)
          Other, net                                                                                  1             336
                                                                                             ----------      ----------
              Net Cash Used by Financing Activities                                            (244,862)       (378,907)
                                                                                             ----------      ----------
        DECREASE IN CASH AND CASH EQUIVALENTS                                                  (360,496)       (223,075)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,549,739       1,434,242
                                                                                             ----------      ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $1,189,243      $1,211,167
                                                                                             ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The Consolidated Financial Statements include all adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods and are of a normal recurring nature, with the exception of the nonrecurring acquisition charges totaled on Note 1 of the Consolidated Statement of Income on Page 4.

NOTE 2

Effective April 25, 1997, the Registrant acquired Mark Twain Bancshares, Inc., a $3.2 billion-asset bank holding company headquartered in St. Louis, Missouri. This acquisition was accounted for as a pooling-of-interests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

-----------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 1

HIGHLIGHTS

                                                           FIRST QUARTER
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)           1997          1996        CHANGE
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
    Net income                                           $ 1.00        $  .07       --%
    Dividends declared                                      .43           .41      4.9
    Book value at March 31                                26.03         25.47      2.2
    Market price at March 31                                 53        45 3/4     15.8
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS AND SELECTED RATIOS
EXCLUDING NONRECURRING EXPENSE<F1>
    Net income                                          $60,336       $44,577     35.4%
    Net income per common share                            1.00           .70     42.9
    Return on assets                                       1.29%         1.00%
    Return on equity                                      15.06         10.65
    Efficiency ratio                                      55.57         59.78
    Other expense to average assets                        3.07          3.16
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS<F2>
    Taxable-equivalent net interest income             $183,030      $173,657      5.4%
    Tax-equivalent adjustment                             3,515         3,921    (10.4)
    Net interest income                                 179,515       169,736      5.8
    Provision for possible loan losses                   18,198        33,168    (45.1)
    Other income                                         75,515        59,284     27.4
    Other expense                                       143,686       182,770    (21.4)
    Income taxes                                         32,810         8,517       --
    Net income                                           60,336         4,565       --
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA<F2>
    Return on assets                                       1.29%          .10%
    Return on equity                                      15.06          1.09
    Efficiency ratio                                      55.57         78.46
    Other expense to average assets                        3.07          4.09
    Net interest rate margin                               4.27          4.23
    Equity to assets                                       8.24          8.98
    Tier I capital to risk-adjusted assets                11.21         11.90
    Total capital to risk-adjusted assets                 14.09         14.99
    Leverage                                               8.31          8.28
    Reserve for possible loan losses to
      outstanding loans                                    1.52          1.79
    Reserve for possible loan losses to
      non-performing loans                               269.13        259.41
    Non-performing assets to outstanding loans and
      foreclosed assets                                     .68           .77
    Banks                                                    29            72
    Banking offices                                         467           441
    Full-time equivalent employees                        7,975         7,798
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
    Total assets                                    $18,711,937   $17,865,247      4.7%
    Earning assets                                   17,149,567    16,410,663      4.5
    Loans and leases                                 12,828,738    11,798,364      8.7
    Deposits                                         14,690,966    13,921,394      5.5
    Shareholders' equity                              1,603,073     1,674,780     (4.3)
-----------------------------------------------------------------------------------------------------------------------------------

<F1> Nonrecurring acquisition charges reduced net income and net income per common share by $40,012,000 and $.63, respectively, in the first quarter of 1996.

<F2> Includes nonrecurring acquisition charges noted in (1) above.

-----------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY

   Net income for Mercantile Bancorporation Inc. ("Corporation" or "Mercantile") in the first quarter of 1997 was $60,336,000 compared with the $4,565,000 earned in the same period a year ago and earnings per common share was $1.00 compared with $.07 in the first quarter of 1996. To allow comparison of the fundamental financial performance of Mercantile for 1997 with 1996, it is helpful to exclude $40,012,000 of nonrecurring acquisition costs from the first quarter 1996 results of operations. Exhibit 2 presents those 1996 results adjusted for such nonrecurring expense and as shown, net income for 1997 was $15,759,000 or 35.4% higher than 1996 adjusted earnings. On a per common share basis, net income was $1.00 compared with the adjusted $.70 earned in last year's first quarter. Return on average assets increased to 1.29% in 1997 compared with 1.00% in 1996, while return on average equity improved to 15.06% from 10.65% last year.

-------------------------------------------------------------------------------
EXHIBIT 2
1996 ADJUSTED RESULTS

                                                        EARNINGS
                                       NET INCOME      PER COMMON     RETURN ON
                                       (THOUSANDS)       SHARE         ASSETS
                                       -----------     ----------     ---------
   Reported                            $ 4,565         $.07            .10%
   Nonrecurring acquisition
    expenses                            40,012          .63            .90
                                       -------         ----           ----
   Adjusted                            $44,577         $.70           1.00%
                                       =======         ====           ====
-------------------------------------------------------------------------------

   Financial Accounting Standard ("FAS") 128, "Earnings per Share," was issued in February 1997. This statement is effective in the fourth quarter of 1997 and requires additional reporting of earnings per share which gives effect to dilutive common shares such as stock options or convertible notes. The Corporation does not anticipate a significant impact when reporting diluted earnings per share.

   Exhibit 3 details acquisitions completed during 1996 and 1997 as well as two pending acquisitions. On March 5, 1997, the Corporation acquired Regional Bancshares, Inc., ("Regional"), a $172 million-asset bank holding company headquartered in Alton, Illinois. Two significant St. Louis-based mergers were announced in late 1996. On October 27, 1996, a definitive merger agreement was executed with Mark Twain Bancshares, Inc. ("Mark Twain"), a $3.2 billion-asset commercial banking organization with 41 offices in Missouri, Kansas and Illinois. The Mark Twain transaction closed on April 25, 1997 and was accounted for as a pooling-of-interests, with resulting restatement of pre-acquisition accounts and results of operations. The estimated restated earnings per common share for the first quarter of 1997 is $.98 compared with the $1.00 originally reported. During the second quarter of 1997, Mercantile expects to record nonrecurring acquisition charges related to the Regional and Mark Twain acquisitions which will reduce pre-tax income by $44,000,000 to $54,000,000.

   ----------------------------------------------------------------------------
   EXHIBIT 3
   ACQUISITIONS
   ($ IN THOUSANDS)

                                                                                                CONSIDERATION
                                                                                             --------------------
                                                                                                           GROSS       ACCOUNTING
                                                  DATE               ASSETS     DEPOSITS     CASH          SHARES        METHOD
                                                  ----               ------     --------     ----          ------      ----------
   ACQUISITIONS COMPLETED
   Regional Bancshares, Inc.                    Mar. 5, 1997      $  171,979   $  135,954  $12,300         600,417       Purchase
   Today's Bancorp, Inc.                        Nov. 7, 1996         501,418      432,104   34,912       1,127,058       Purchase
   First Financial Corporation of America       Nov. 1, 1996          87,649       76,791    3,253         258,742       Purchase
   Peoples State Bank                           Aug. 22, 1996         95,657       75,149       --         325,837       Purchase
   Metro Savings Bank, F.S.B.                   Mar. 7, 1996          80,857       73,843        5         197,902       Purchase
   Security Bank of Conway, F.S.B.              Feb. 9, 1996         102,502       89,697        1         321,964       Purchase
   Hawkeye Bancorporation                       Jan. 2, 1996       1,978,540    1,739,811       80       7,892,196       Pooling
   First Sterling Bancorp, Inc.                 Jan. 2, 1996         167,610      147,588        1         521,417       Pooling<F1>

   ACQUISITIONS PENDING AT MARCH 31, 1997
   Mark Twain Bancshares, Inc.                  Apr. 25, 1997      3,227,972    2,519,474       --      17,200,000<F2>   Pooling
   Roosevelt Financial Group, Inc.              3rd Qtr. 1997      7,508,309    5,306,723     <F3>            <F3>       Purchase


   <F1> The historical financial statements of the Corporation were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of Mercantile.

   <F2> Estimated shares to be issued in acquisition, including shares which can be issued with stock options and convertible notes.

   <F3> The Corporation will deliver up to 13,000,000 shares of its common stock at an exchange ratio of .4211 shares of Mercantile common stock, or $22.00 in cash, for each share of Roosevelt Financial Group, Inc. common stock.

    ---------------------------------------------------------------------------

   On December 23, 1996, the Corporation announced that a merger agreement had been signed with Roosevelt Financial Group, Inc. ("Roosevelt"), headquartered in St. Louis, Missouri. Roosevelt is a $7.5 billion-asset savings and loan holding company with 81 locations in Missouri, Kansas and Illinois. The merger with Roosevelt, which will be accounted for as a purchase, is expected to be completed in mid-1997 with branch consolidation of the combined entities to occur the following year. Pre-tax nonrecurring acquisition charges associated with the Roosevelt transaction of $38,000,000 to $45,000,000 will be recorded at closing.

   Net interest income for the first quarter of 1997 was $179,515,000 compared with $169,736,000 in the year-earlier period, an increase of 5.8%. The net interest rate margin was 4.27% compared with 4.34% in the fourth quarter of 1996 and 4.23% last year. Average earning assets of $17.1 billion grew 4.5% from $16.4 billion in the first quarter of 1996, as average loan volume increased 8.7%. This loan growth was funded through an increase in average core deposits and a decline in investment securities.

   Other income was $75,515,000 in the first quarter of 1997, an increase of 27.4% from a year ago. Included in 1996's first quarter was $3,082,000 in nonrecurring securities losses which resulted from portfolio restructurings of recently acquired banks. Excluding these securities losses, other income increased by 21.1% over 1996. Growth in core fee businesses, such as the trust and investment areas, deposit service charges, credit card related revenues and fees earned in the electronic funds transfer processing business accounted for the strong growth.

   Non-interest expenses in 1997 were $143,686,000, 21.4% lower than in 1996. Excluding $41,678,000 in nonrecurring merger-related costs, total other expense in 1997 was $2,594,000 or 1.8% higher than a year ago. The efficiency ratio improved to 55.57% compared with the adjusted 59.78% of last year, and the other expense to average assets ratio was 3.07% compared with 3.16% in the first quarter of 1996. On April 3, 1996, the Corporation announced plans to reduce its bank charters by approximately 80% through consolidations during the next year in order to achieve greater operational efficiencies. In total, the Corporation's number of chartered banks dropped from 74 early in 1996 to 29 at March 31, 1997, and further consolidations are scheduled for 1997.

   The provision for possible loan losses for the quarter was $18,198,000 compared with $33,168,000 in 1996. The first quarter of 1996 included $10,851,000 in nonrecurring merger-related provision and $10,000,000 which was recorded to offset a charge-off on a specialty retailer credit. Net charge-offs for 1997 and 1996 were $18,379,000 and $25,478,000, respectively, and on an annualized basis were .57% of average loans this quarter compared with .86% last year. At March 31, 1997, the reserve for possible loan losses was $198,061,000, and provided coverage of 269.13% of non-performing loans compared with 313.02% at year-end 1996 and 259.41% last March 31.

   Non-performing loans (i.e., non-accrual and renegotiated loans) as of March 31, 1997 were $73,592,000 or .57% of total loans compared with the year-end 1996 figures of $62,816,000 or .49% and $81,573,000 or .69% at March 31,
   1996. Foreclosed assets were $14,962,000 at March 31, 1997 and did not change substantially from year-end 1996.

   Consolidated assets of $18.9 billion were up 5.8% from last March 31. Core deposits increased by 5.6% to $13.5 billion, loans were up 9.9% to $13.0 billion, and shareholders' equity of $1.6 billion was 2.9% lower than at March 31, 1996, reflecting the impact of treasury share purchases. All measures of capital adequacy remained strong. Tier I capital to risk-adjusted assets was 11.21% while Total capital to risk-adjusted assets at March 31, 1997 was 14.09%. On a pro forma basis after all announced acquisitions are closed, consolidated assets of Mercantile will approximate $30 billion.

   The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial condition of the Corporation for the first quarter of 1997.

NET INTEREST INCOME

   Net interest income for the first quarter of 1997 was $179,515,000, a 5.8% increase from the $169,736,000 earned last year. The net interest rate margin was 4.27% compared with 4.23% in 1996. Continued competitive pricing for both loans and deposits was prevalent in both quarters and impacted the margin. Average earning asset growth in 1997 was 4.5%, led by loan growth of 8.7% and a contraction in the size of the investment portfolio and short-term investments.

   Investment securities averaged $4.1 billion in the first quarter of 1997, and declined by 5.6% from 1996 due to both maturities and sales. The held-to-maturity and available-for-sale portfolio at March 31, 1997 consisted of 82.93% in U.S. and other Government agency securities, including 26.40% in mortgage-related issues, 12.12% in state and municipal securities, and 4.95% of other miscellaneous securities. The comparable distribution at March 31, 1996 was 83.79%, 13.02% and 3.19%, respectively. Included in other miscellaneous securities as of March 31, 1997 was $55,700,000 transferred from the credit card loan portfolio in accordance with FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

-------------------------------------------------------------------------------
EXHIBIT 4
LOANS AND LEASES
($ IN THOUSANDS)

                                                MARCH 31
                                          1997            1996         CHANGE
                                          ----            ----         ------
   Commercial                          $ 3,551,920     $ 3,028,211      17.3%
   Real estate--commercial               2,106,074       2,144,374      (1.8)
   Real estate--construction               400,115         293,380      36.4
   Real estate--residential              4,388,308       3,856,530      13.8
   Consumer                              1,829,417       1,688,650       8.3
   Credit card loans issued              1,139,640       1,229,097      (7.3)
   Securitized credit card loans          (400,000)       (400,000)       --
                                       -----------     -----------
     Total Loans and Leases            $13,015,474     $11,840,242       9.9
                                       ===========     ===========

-------------------------------------------------------------------------------

   Loans on average grew by $1.0 billion or 8.7%. Affecting loan growth figures from 1996 to 1997 is the amount of loans added from acquisitions accounted for as purchases. Loans grew by approximately 5% excluding those from acquired companies. Including acquired balances, average commercial loans grew by $406,073,000 or 13.5%. Commercial loan growth occurred on a system-wide basis. Average commercial real estate mortgage loans increased by only $38,960,000 or 1.6%. Residential real estate mortgage loans averaged $4.3 billion in the first quarter of 1997, an increase of $493,563,000 or 12.9% from the first quarter of 1996. Residential mortgage loans added from acquisitions, as well as continued customer preference for adjustable-rate mortgages which Mercantile generally retained on the balance sheet, accounted for the increase. Average credit card loans were at the same level as in the first quarter of 1996 while other consumer loans increased on average by $104,812,000 or 6.2%, due primarily to growth in indirect auto loans.

   Average core deposits increased by $572,303,000 or 4.5% over the first quarter of 1996; Mercantile was substantially core funded at 90.47% of total deposits and 77.50% of earning assets. Changes in average core deposits for the past five quarters are shown in the Consolidated Quarterly Average Balance Sheet on Page 19 of this report.

   Average non-interest bearing deposits grew by $346,558,000 or 17.0%. The United States Government is a significant cash management customer of Mercantile Bank N.A. and pays for services rendered via compensating balances. In the first quarter of 1996, approximately $400,000,000 of such compensating balances were withdrawn by the government to help finance its funding requests due to the lack of an approved 1996 fiscal budget at that time. Accruals were made in 1996 to record the benefit of those missing deposits to better match revenue with services delivered. These balances were redeposited the second quarter of 1996.

   Average short-term borrowings increased by $154,162,000 or 10.7% in the first quarter of 1997, to replace the decline in bank notes outstanding. Average long-term debt increased by $70,897,000 due to the issuance of $150,000,000 of floating-rate capital trust securities in February 1997 net of a reduction in FHLB advances.

   The factors discussed previously are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on Page 19.

OTHER INCOME

   Non-interest income increased by 27.4% during the first quarter of 1997 to $75,515,000. Trust fees, service charges, investment banking and brokerage fees, credit card related revenue and cash management revenues were at higher levels than last year, while mortgage banking and letters of credit revenues declined. The first quarter of 1996 included $3,082,000 in nonrecurring merger-related securities losses compared with gains of $1,049,000 realized in 1997. Excluding non-interest income from companies acquired in purchase transactions and nonrecurring securities losses, other income grew by 19.0% from the first quarter of 1996. Service charges grew by 6.1%, due largely to selective fee increases and enhanced pricing of low balance, high transaction accounts.

   Trust fees were the largest source of non-interest income in 1997, and were $20,991,000 compared with $19,354,000 during the first quarter of 1996, an increase of 8.5%. Personal trust fees earned by Mercantile Trust Company N.A. were the largest source of trust revenue and increased 15.1% from last year. Trust income from Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, rose by 15.4%. Mississippi Valley Advisors Inc. manages the 15 Mercantile proprietary mutual funds--the ARCH funds. These funds had assets of $2.9 billion at March 31, 1997. Increases in the value of assets managed and successful new business development efforts largely accounted for the growth in trust fees, partially offset by the absence of fees from the indenture trust and agency business which was sold in the fourth quarter of 1996.

   Investment banking and brokerage fees were $3,410,000 compared with $3,143,000 last year, an increase of 8.5%. This income is largely volume-driven and is derived from transaction fees for services performed for both individual and corporate customers, including sales of annuities and mutual funds, profits earned on limited trading positions and foreign exchange revenue. Mark Twain will add significantly to this source of revenue in 1997.

   Credit card fee income was $5,345,000 for the first quarter of 1997, compared with $1,449,000 last year. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders and cardholders' miscellaneous fees. This source of income in 1996 included $1,169,000 in fees charged to merchants for processing credit card transactions. The merchant processing business was sold late in the second quarter of 1996. Transaction-based rebates paid to SBC and MercRewards VISA cardholders are netted against credit card fee income; these rebates totaled $1,403,000 in the first quarter of 1997 versus $6,6121,000 in 1996. The decrease in these rebates were the primary reason for the large growth in credit card fees over 1996.

-----------------------------------------------------------------------------------------
EXHIBIT 5
OTHER INCOME
($ IN THOUSANDS)

                                                            FIRST QUARTER
                                                        1997            1996       CHANGE
                                                        ----            ----       ------
   Trust                                               $20,991         $19,354       8.5%
   Service charges                                      20,446          19,272       6.1
   Credit card fees                                      5,345           1,449        --
   Securitization revenue                                7,292           4,502      62.0
   Mortgage banking                                      2,728           3,120     (12.6)
   Investment banking and brokerage                      3,410           3,143       8.5
   Letters of credit fees                                1,179           2,015     (41.5)
   Securities gains                                      1,049             126        --
   Nonrecurring merger-related
     securities losses                                      --          (3,082)       --
   Other                                                13,075           9,385      39.3
                                                       -------         -------     -----
       Total Other Income                              $75,515         $59,284      27.4
                                                       =======         =======
-----------------------------------------------------------------------------------------

   Securitization revenue was $7,292,000 in the first quarter of 1997 versus $4,502,000 in 1996, and represents amounts accruing to Mercantile on the $400,000,000 in credit card loans securitized in the Mercantile Credit Card Master Trust during May 1995, as well as $2,200,000 recognized under FAS 125 for investor certificate loans that were sold and reclassified to the investment portfolio. For securitized loans, amounts that would previously have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue. Because credit losses are absorbed against credit card servicing income over the life of these transactions, such income may vary depending upon the credit performance of the securitized loans. Higher levels of net charge-offs continued to adversely impact securitization revenue declined from 4Q96. Mercantile acts as servicing agent and receives loan servicing fees equal to two percent per annum of the securitized receivables. As servicing agent,

   Mercantile continues to provide customer service to collect past due accounts and to provide other services typically performed for its customers. Accordingly, Mercantile's relationship with its credit card customers is not affected by the securitization.

   Mortgage banking income decreased by $392,000 or 12.6% from the first quarter of 1996, largely due to a decline in gains recognized on the sale of loans. Mortgages serviced totaled $5.9 billion at March 31, 1997 compared with $5.4 billion at March 31, 1996. The Roosevelt transaction will add approximately $8.4 billion to servicing volume, and should increase servicing fees significantly in the last half of 1997.

   Miscellaneous income of $14,254,000 was 25.0% higher than in 1996, due primarily to a $2,900,000 improvement in cash management fees and $500,000 recorded for loan syndication fees in the current quarter, partially offset by a decline in letters of credit fees.

OTHER EXPENSE

   Expenses other than interest expense and the provision for possible loan losses for the first quarter of 1997 totaled $143,686,000, a decrease of $39,084,000 or 21.4% from 1996. Included in other expense in the first quarter of 1996 was $41,678,000 in expenses associated with mergers, largely for investment banking and other professional services, change in control and severance payments, transition and duplicative costs related to system standardization and signage, and obsolete equipment write-offs. Excluding nonrecurring merger costs, total operating expenses increased by 1.8% over 1996, and were 3.07% of average assets compared with 3.16% last year. The efficiency ratio, defined as operating expenses as a percentage of taxable-equivalent net interest income and other income, was 55.57% versus 59.78% last year.

   Other expense from acquisitions accounted for as purchases increased the Corporation's expenses by more than $4,000,000. If expense from acquired banks in 1997 and nonrecurring acquisition expense in 1996 are excluded, 1997 non-interest expense was 1.3% lower than in 1996.

   Salary expenses increased by 6.2% during the first quarter, largely reflecting the costs of merit increases and compensation for employees added in acquisitions. Benefit costs were up by 5.2% due to higher costs of employee benefit programs, a larger salary base and more employees. Occupancy and equipment costs increased by 9.3% in the first quarter, reflecting the costs of maintaining additional offices, costs associated with modifying computer application systems for the year 2000, and an ongoing program of upgrading systems and equipment to further enhance productivity.

   Exhibit 6 details the composition of all other operating expenses. Credit card fees declined by $1,379,000 or 36.0% due primarily to the costs associated with the merchant processing business which was sold in the second quarter of 1996. Other expense declined largely due to cash recovered on transactions recognized as expenses in prior accounting periods. Intangible asset amortization was $4,117,000 in the first quarter of 1997, 55.6% higher than in 1996. The increase was caused by additional amortization on goodwill recorded in 1996 purchase acquisitions.

------------------------------------------------------------------------------------
EXHIBIT 6
OTHER EXPENSE
($ IN THOUSANDS)

                                                        FIRST QUARTER
                                                      1997         1996       CHANGE
                                                      ----         ----       ------
   Salaries                                         $ 66,641     $ 62,732       6.2%
   Employee benefits                                  17,390       16,524       5.2
                                                    --------     --------
       Total Personnel Expense                        84,031       79,256       6.0
   Net occupancy                                      10,419        9,742       6.9
   Equipment                                          12,883       11,574      11.3
   Marketing/business development                      2,982        2,319      28.6
   Postage and freight                                 5,608        5,439       3.1
   Office supplies                                     3,114        3,330      (6.5)
   Communications                                      2,808        2,699       4.0
   Legal and professional                              2,544        2,785      (8.7)
   Credit card                                         2,451        3,830     (36.0)
   FDIC insurance                                        693        1,256     (44.8)
   Foreclosed property expense                            72          193     (62.7)
   Intangible asset amortization                       4,117        2,646      55.6
   Nonrecurring acquisition expense                       --       41,678        --
   Other                                              11,964       16,023     (25.3)
                                                    --------     --------
       Total Other Expense                          $143,686     $182,770     (21.4)
                                                    ========     ========

------------------------------------------------------------------------------------

                                      14

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for possible loan losses was $198,061,000 or 1.52% of loans outstanding at March 31, 1997. This compared with $196,627,000 or 1.54% at year's end and $211,608,000 or 1.79% at March 31, 1996. The reserve coverage of non-performing loans was 269.13% compared with 313.02% at year-end and 259.41% last year. One-third of the Corporation's total loan portfolio is invested in residential real estate loans for which the loan loss experience averaged only .06% for the past five years. If those loans are excluded from total loans, the reserve for possible loan losses represented 2.30% of loans outstanding at March 31, 1997.

   The provision for possible loan losses for the first quarter of 1997 was $18,198,000 compared with $33,168,000 last year.
   The first quarter of 1996 included a nonrecurring merger-related provision of $10,851,000, which was recorded largely to conform the credit policies of recently acquired entities to those of Mercantile. An additional $10,000,000 in provision was recorded in the first quarter of 1996 to offset an $11,000,000 charge-off of a credit to a St. Louis-based spe-cialty retailer that declared bankruptcy in late 1995. The annualized ratio of net charge-offs to average loans for the first quarter was .57% compared with .86% last year, while the corresponding net charge-off figures were $18,379,000 and $25,478,000, respectively.

   Excluding securitized credit cards, net credit card charge-offs were $16,886,000 in 1997 versus $13,447,000 last year, which represented 8.24% of average credit card loans for this quarter compared with 6.46% in 1996. On the managed portfolio, the ratio of net charge-offs to average loans was 8.42% versus 7.36% in the first quarter of 1996. By credit policy, losses are taken on credit card loans after six cycles of nonpayment, or within 15 days of receipt of personal bank-ruptcy notice, if earlier. Approximately 37% of the 1997 year-to-date losses were a result of bankruptcy claims. Ex-cluding credit card net charge-offs, net charge-offs were only $1,493,000 or .05% of average loans for the first quarter of 1997.

------------------------------------------------------------------------------------
EXHIBIT 7
RESERVE FOR POSSIBLE LOAN LOSSES
($ IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31
                                                         1997            1996
                                                         ----            ----
   BEGINNING BALANCE                                   $196,627          $201,780

   PROVISION<F*>                                         18,198            33,168

   Charge-offs                                          (23,995)          (31,721)
   Recoveries                                             5,616             6,243
                                                       --------          --------
     NET CHARGE-OFFS                                    (18,379)          (25,478)

   Acquired reserves                                      1,615             2,138
                                                       --------          --------
     ENDING BALANCE                                    $198,061          $211,608
                                                       ========          ========
   LOANS AND LEASES
     March 31 balance                               $13,015,474       $11,840,242
                                                    ===========       ===========
     Average balance                                $12,828,738       $11,798,364
                                                    ===========       ===========
   RATIOS
     Reserve balance to outstanding
       loans                                               1.52%             1.79%
     Reserve balance to non-
       performing loans                                  269.13            259.41
     Net charge-offs to average loans                       .57               .86
     Earnings coverage of net
       charge-offs                                         6.06X             1.82x

     <F*> Includes nonrecurring merger-related provision for possible loan losses of $10,851,000 in 1996.
------------------------------------------------------------------------------------

   Mercantile evaluates the reserve for loan losses on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of the reserve. Management believes the consolidated reserve of 1.52% of loans and 269.13% of non-performing loans as of March 31, 1997 was adequate based on the risks identified at such date in the portfolio.

NON-PERFORMING ASSETS

   Non-performing loans (non-accrual and renegotiated loans) were $73,592,000 or .57% of total loans at March 31, 1997, compared with $62,816,000 or .49% at December 31, 1996 and $81,573,000 or .69% at March 31, 1996. By the Corpora-tion's definition, all non-accrual and renegotiated commer-cial-related loans are considered impaired as defined by FAS 114, "Accounting by Creditors for Impairment of a Loans," as amended by FAS 118. Impaired loans totaled $41,190,000 at March 31, 1997 and averaged $34,869,000 for the quarter. Foreclosed assets were $14,962,000 at March 31, 1997 com-pared with $13,345,000 at year's end and $10,102,000 last year. The ratio of non-performing assets to outstanding loans and foreclosed assets was .68% at March 31, 1997 compared with .60% at December 31, 1996 and .77% last year.

   Non-accrual loans, while declining $7,697,000 or 9.8% from March 31, 1996, increased $10,840,000 from December 31,
   1996. The increase was largely the result of the reclassifica-tion in two asset-based performing loans to non-accrual status and $1,962,000 added from the Regional acquisition.
   As of March 31, 1997, Mercantile had only seven non-accrual loans with balances in excess of $1,000,000. The largest non-accrual loan had a balance of less than $5,500,000. As significant, the Corporation held only two foreclosed assets with a book value in excess of $1,000,000, the largest being less than $3,500,000.

   All loans classified as renegotiated were paying in accor-dance with their modified terms at March 31, 1997. Loans past due 90 days and still accruing interest consisted largely of credit card loans, consumer loans and residential real estate mortgage loans.

------------------------------------------------------------------------------------
EXHIBIT 8
NON-PERFORMING ASSETS
($ IN THOUSANDS)

                                     MARCH 31         DEC. 31        MARCH 31
                                       1997             1996           1996
                                     --------         -------        --------
NON-ACCRUAL LOANS
  Commercial                          $21,950         $17,303         $30,929
  Real estate--commercial              17,157          14,845          21,584
  Real estate--construction             1,340             977             617
  Real estate--residential             23,033          22,237          20,581
  Consumer                              7,159           4,437           4,625
                                      -------         -------         -------
TOTAL NON-ACCRUAL LOANS                70,639          59,799          78,336

RENEGOTIATED LOANS                      2,953           3,017           3,237
                                      -------         -------         -------
TOTAL NON-PERFORMING LOANS            $73,592         $62,816         $81,573
                                      =======         =======         =======
FORECLOSED ASSETS
  Foreclosed real estate              $12,763         $10,519         $ 7,640
  Other foreclosed assets               2,199           2,826           2,462
                                      -------         -------         -------
TOTAL FORECLOSED ASSETS               $14,962         $13,345         $10,102
                                      =======         =======         =======
TOTAL NON-PERFORMING ASSETS           $88,554         $76,161         $91,675
                                      =======         =======         =======
PAST-DUE LOANS
  (90 DAYS OR MORE)<F*>
  Commercial                          $ 2,971         $ 2,396         $ 1,407
  Real estate--commercial               1,149             643           3,233
  Real estate--construction                59             147           1,462
  Real estate--residential              2,853           3,370           3,706
  Consumer                              2,425           5,474           3,604
  Credit card                          21,346          21,608          17,696
                                      -------         -------         -------
TOTAL PAST-DUE LOANS                  $30,803         $33,638         $31,108
                                      =======         =======         =======
RATIOS<F*>
  Non-performing loans to
    outstanding loans                     .57%            .49%            .69%
  Non-performing assets to
    outstanding loans and
    foreclosed assets                     .68             .60             .77
  Non-performing assets to
    total assets                          .47             .40             .51

   <F*> Past-due loans 90 days or more are not included in non-performing asset totals or ratios.

------------------------------------------------------------------------------------

  CAPITAL RESOURCES

   Mercantile maintains a strong capital base, which provides a solid foundation for anticipated future asset growth and promotes depositor and investor confidence. Capital management is a continuous process at Mercantile and is focused on ensuring that adequate capital is provided for both current needs and anticipated growth. This strategy has enabled Mercantile to profitably expand its balance sheet, while maintaining capital ratios which exceed minimum capital requirements.

   At March 31, 1997, shareholders' equity was $1.6 billion, a managed decline of 2.9% from March 31, 1996. Since December 31, 1996, the Corporation repurchased 2,309,033 shares of its common stock via designated broker-dealers at an average cost of $55.88 per share. A small portion of that stock was held for reissuance in conjunction with the 1994 Stock Incentive Plan, while the remainder was held for future reissuance in the Roosevelt transaction. The net fair value adjustment on available-for-sale securities reduced shareholders' equity by $8,923,000 in the first quarter of 1997, and $28,700,000 was added to equity with the Regional acquisition. Exhibit 9 details all significant capital ratios.

   On July 11, 1996, the Board of Directors authorized the repurchase of up to 6,000,000 shares of the Corporation's common stock. This authorization was inclusive of shares to be repurchased in connection with previously announced pending acquisitions. In conjunction with the Mark Twain pooling transaction, the Board rescinded this program. Mercantile currently has authorization to repurchase up to 7,000,000 shares for reissuance in the Roosevelt transaction. To partially fund the announced treasury share repurchase, the Corporation formed Mercantile Capital
   Trust I on January 29, 1997. Through this trust, Mercantile obtained $150,000,000 of floating-rate debt which, for regulatory purposes, is part of Tier I capital. Up to $500 million in senior and/or subordinated debt securities will likely be raised in the first half of 1997, primarily to finance the Roosevelt acquisition.

------------------------------------------------------------------------------------
EXHIBIT 9
RISK-BASED CAPITAL
($ IN THOUSANDS)

                           MARCH 31         DEC. 31        MARCH 31
                             1997            1996            1996
                           --------         -------        --------
Capital
  Tier I                  $ 1,544,019     $ 1,437,815     $ 1,471,081
  Total                     1,941,550       1,827,916       1,852,681

Risk-adjusted assets       13,776,916      13,176,540      12,360,988

Tier I capital to risk-
  adjusted assets               11.21%          10.91%          11.90%

Total capital to risk-
  adjusted assets               14.09           13.87           14.99

Leverage                         8.31            7.82            8.28
Double leverage                112.09          104.81          109.25
Long-term debt to total
  capitalization                22.37           15.63           16.77

------------------------------------------------------------------------------------

   On February 19, 1997, the Board of Directors declared a quarterly cash dividend of $.43 per common share which was paid April 1, 1997. This represented an increase of 4.9% over the prior quarterly rate of $.41 per common share. Book value per common share was $26.03 at March 31, 1997 compared with $25.47 a year earlier, an increase of 2.2%. Public debt ratings of the Corporation and Mercantile Bank N.A. are shown in Exhibit 10.

----------------------------------------------------------------------------------------------------------------------------
EXHIBIT 10
DEBT RATINGS

                                                                                         THOMSON               STANDARD
                                                MOODY'S              FITCH              BANKWATCH              & POOR'S
                                                -------              -----              ---------              --------
   MERCANTILE BANCORPORATION INC.
     Issuer Rating                                                                          B
     Commercial Paper                                                  F1                 TBW-1
     7.625% Subordinated Notes, due 2002          Baa1                                     BBB+                   BBB
     Floating Rate Capital Trust Pass-Through
       Securities(SM)                              a3                                                            BBB-

   MERCANTILE BANK N.A.
     Bank Notes                                  A1/P-1                                     A
     6.375% Subordinated Notes, due 2004           A3                  A                    A-                   BBB+
     9.000% Mortgage-backed Notes, due 1999       AAA
     Certificates of Deposit                                                              TBW-1                 A1/A-2
     Letters of Credit                                                                    TBW-1                 A1/A-2

----------------------------------------------------------------------------------------------------------------------------

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)

                                                                 1996                                            1997
                                   1ST QTR.           2ND QTR.           3RD QTR.           4TH QTR.           1ST QTR.
                                   --------           --------           --------           --------           --------
INTEREST INCOME
  Interest and fees on loans and
    leases                         $257,044           $259,105           $262,310           $270,980           $274,754
  Investments in debt and equity
    securities                       63,581             66,811             66,219             63,023             61,539
  Short-term investments              4,615              4,416              3,600              3,677              3,646
                                   --------           --------           --------           --------           --------
      Total Interest Income         325,240            330,332            332,129            337,680            339,939
  Tax-equivalent adjustment           3,921              3,768              3,701              3,752              3,515
                                   --------           --------           --------           --------           --------
      TAXABLE-EQUIVALENT INTEREST
        INCOME                      329,161            334,100            335,830            341,432            343,454

INTEREST EXPENSE
  Deposits                          131,386            127,931            126,453            128,994            130,296
  Borrowed funds                     24,118             25,679             30,254             28,177             30,128
                                   --------           --------           --------           --------           --------
      Total Interest Expense        155,504            153,610            156,707            157,171            160,424
                                   --------           --------           --------           --------           --------
      TAXABLE-EQUIVALENT NET
        INTEREST INCOME             173,657            180,490            179,123            184,261            183,030

PROVISION FOR POSSIBLE LOAN LOSSES   33,168             10,638             12,109             15,099             18,198

OTHER INCOME
  Trust                              19,354             20,749             19,388             19,922             20,991
  Service charges                    19,272             19,905             20,315             21,168             20,446
  Credit card fees                    1,449              8,130              8,936              8,492              5,345
  Securitization revenue              4,502              3,325              4,198              3,983              7,292
  Mortgage banking                    3,120              2,252              2,421              2,528              2,728
  Investment banking and brokerage    3,143              3,216              3,311              3,351              3,410
  Securities gains (losses)          (2,956)                98                 15              2,526              1,049
  Other                              11,400             20,482             15,904             22,069             14,254
                                   --------           --------           --------           --------           --------
      Total Other Income             59,284             78,157             74,488             84,039             75,515

OTHER EXPENSE
  Personnel expense                  79,256             78,736             79,455             78,173             84,031
  Net occupancy and equipment        21,316             21,757             22,996             25,010             23,302
  Other                              82,198             42,831             53,625             51,954             36,353
                                   --------           --------           --------           --------           --------
      Total Other Expense           182,770            143,324            156,076            155,137            143,686
                                   --------           --------           --------           --------           --------
TAXABLE-EQUIVALENT INCOME BEFORE
  INCOME TAXES                       17,003            104,685             85,426             98,064             96,661

INCOME TAXES
  Income taxes                        8,517             35,841             26,049             27,682             32,810
  Tax-equivalent adjustment           3,921              3,768              3,701              3,752              3,515
                                   --------           --------           --------           --------           --------
    Adjusted Income Taxes            12,438             39,609             29,750             31,434             36,325
                                   --------           --------           --------           --------           --------
      NET INCOME                   $  4,565           $ 65,076           $ 55,676           $ 66,630           $ 60,336
                                   ========           ========           ========           ========           ========
NET INCOME PER COMMON SHARE            $.07              $1.04               $.92              $1.09              $1.00

SIGNIFICANT RATIOS
  Return on assets                      .10%              1.43%              1.23%              1.45%              1.29%
  Return on equity                     1.09              16.15              14.28              16.61              15.06

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)

                                                                  1996                                                  1997
                                 1ST QTR.             2ND QTR.              3RD QTR.              4TH QTR.            1ST QTR.
                            ------------------   ------------------    ------------------    ------------------   ------------------
                            VOLUME    RATE<F*>   VOLUME    RATE<F*>    VOLUME    RATE<F*>    VOLUME    RATE<F*>   VOLUME    RATE<F*>
                            ------    --------   ------    --------    ------    --------    ------    --------   ------    --------
ASSETS
    Earning Assets
      Loans and leases,
       net of unearned
       income
        Commercial        $ 3,006,310   8.38%  $ 3,064,431   8.29%   $ 3,101,229   8.35%   $ 3,247,705   8.32%   $ 3,412,383   8.21%
        Real estate--
         commercial         2,133,882   8.69     2,119,736   8.60      2,045,926   8.70      2,025,335   8.57      2,074,626   8.59
        Real estate--
         construction         300,847   8.99       289,408   9.48        336,511   9.14        394,701   9.24        399,063   8.71
        Real estate--
         residential        3,833,423   8.14     3,857,914   8.21      3,993,186   8.18      4,214,732   8.13      4,326,986   7.97
        Consumer            1,691,444   8.84     1,695,275   8.84      1,698,142   8.89      1,763,503   8.79      1,796,256   8.67
        Credit card           832,458  12.77       828,395  13.30        852,335  12.69        872,470  12.69        819,424  13.31
                          -----------          -----------           -----------           -----------           -----------
          Total Loans and
            Leases         11,798,364   8.75    11,855,159   8.78     12,027,329   8.76     12,518,446   8.70     12,828,738   8.60
      Investments in debt
       and equity
       securities
        Trading                 7,610   4.99         3,475   5.29          1,473   5.43            892   5.38            659   6.68
        Taxable             3,854,326   5.98     4,057,430   6.04      3,974,950   6.11      3,786,944   6.09      3,662,341   6.15
        Tax-exempt            434,268   8.02       414,396   7.94        403,208   8.03        404,403   7.85        391,568   7.95
                          -----------          -----------           -----------           -----------           -----------
          Total
            Investments
            in Debt and
            Equity
            Securities      4,296,204   6.19     4,475,301   6.21      4,379,631   6.29      4,192,239   6.26      4,054,568   6.32
      Short-term
        investments           316,095   5.84       309,687   5.70        248,944   5.78        252,867   5.82        266,261   5.48
                          -----------          -----------           -----------           -----------           -----------
          Total Earning
            Assets         16,410,663   8.02    16,640,147   8.03     16,655,904   8.07     16,963,552   8.05     17,149,567   8.01
    Non-earning Assets      1,454,584            1,561,982             1,383,069             1,402,487             1,562,370
                          -----------          -----------           -----------           -----------           -----------
          Total Assets    $17,865,247          $18,202,129           $18,038,973           $18,366,039           $18,711,937
                          ===========          ===========           ===========           ===========           ===========
LIABILITIES
    Acquired Funds
      Deposits
        Non-interest
         bearing          $ 2,037,439          $ 2,721,330           $ 2,639,046           $ 2,399,686           $ 2,383,997
        Interest bearing
         demand             2,238,451   2.19     2,231,716   2.12      2,186,130   2.13      2,264,033   2.15      2,315,063   2.13
        Money market
         accounts           1,971,778   3.89     2,030,992   3.81      2,061,211   3.90      2,108,011   3.90      2,130,369   3.88
        Savings             1,073,847   2.29     1,077,854   2.25      1,051,874   2.26      1,029,581   2.26      1,021,710   2.20
        Consumer time
         certificates
         under $100,000     5,358,411   5.59     5,303,994   5.50      5,192,639   5.49      5,275,918   5.45      5,289,858   5.36
        Other time             39,256  19.88       234,904   3.33        234,143   3.32        228,004   3.25        150,488   4.63
                          -----------          -----------           -----------           -----------           -----------
          Total Core
            Deposits       12,719,182   4.28    13,600,790   4.12     13,365,043   4.13     13,305,233   4.12     13,291,485   4.08
        Time certificates
         $100,000 and
         over               1,027,545   5.63       993,405   5.51        928,385   5.56        966,956   5.57      1,055,093   5.44
        Foreign               174,667   5.73       152,075   5.58        189,295   5.65        220,239   5.82        344,388   5.48
                          -----------          -----------           -----------           -----------           -----------
          Total Purchased
            Deposits        1,202,212   5.65     1,145,480   5.52      1,117,680   5.58      1,187,195   5.61      1,399,481   5.45
                          -----------          -----------           -----------           -----------           -----------
          Total Deposits   13,921,394   4.42    14,746,270   4.26     14,482,723   4.27     14,492,428   4.27     14,690,966   4.23
      Short-term
       borrowings           1,434,235   3.94     1,030,693   6.12      1,165,000   6.98      1,463,101   5.22      1,588,397   5.11
      Bank notes              265,385   5.99       275,000   5.73        275,000   5.92        227,174   5.91        175,000   5.81
      Long-term debt          325,149   7.42       321,894   7.44        309,799   7.58        302,887   7.58        396,046   7.36
                          -----------          -----------           -----------           -----------           -----------
          Total Acquired
            Funds          15,946,163   4.47    16,373,857   4.50     16,232,522   4.61     16,485,590   4.46     16,850,409   4.44
    Other liabilities         244,304              216,388               247,329               276,234               258,455
SHAREHOLDERS' EQUITY        1,674,780            1,611,884             1,559,122             1,604,215             1,603,073
                          -----------          -----------           -----------           -----------           -----------
          Total
            Liabilities
            and
            Shareholders'
            Equity        $17,865,247          $18,202,129           $18,038,973           $18,366,039           $18,711,937
                          ===========          ===========           ===========           ===========           ===========
SIGNIFICANT RATIOS
      Net interest rate
      spread                            3.55%                3.53%                 3.46%                 3.59%                 3.57%
      Net interest rate
      margin                            4.23                 4.34                  4.30                  4.34                  4.27


<F*>Taxable-equivalent basis.

                          PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

   The annual meeting of shareholders of Registrant was held on April 24, 1997. Of 60,209,008 shares issued, outstanding and eligible to be voted at the meeting, 47,544,778 shares, constituting a quorum, were represented in person or by proxy at the meeting. Six (6) matters were submitted to a vote of the security-holders at the meeting.

   1. ELECTION OF CLASS III DIRECTORS. The first matter submitted was the election of three Class III director nominees to the Board of Directors, each to continue in office until the year 2000. The Restated Articles of Incorporation of the Registrant allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired. Upon tabulation of the votes cast, it was determined that all three director nominees had been elected. The voting results are set forth below:

              NAME                 FOR               WITHHELD
              ----                 ---               --------
      Harry M. Cornell, Jr.     47,161,089           311,112
      Thomas H. Jacobsen        47,411,719           310,720
      Patrick T. Stokes         47,165,135           310,920

   2. ELECTION OF CLASS II DIRECTOR. The second matter submitted to the shareholders was the election of one director nominee, Craig D. Schnuck, to the Board of Directors in Class II, to continue in office until 1999. Mr Schnuck was previously elected and served as a Class III director. His term as a Class III director expired as of the 1997 annual meeting. Mr. Schnuck stood for election at the 1997 annual meeting in Class II. Because only one director stood for election in Class II, cumulative voting was not applicable. Upon tabulation of the votes cast it was determined that Mr. Schnuck had been elected. The voting results are set forth below:

            NAME                    FOR              WITHHELD
            ----                    ---              --------
      Craig D. Schnuck          47,198,176           310,238

   Because Registrant has a staggered Board, the term of office of the following named Class I and Class II directors, who were not up for election at the 1997 annual meeting, continued after the meeting:

   Class I (to continue in office until 1998)

    Thomas A. Hays            Harvey Saligman         John A. Wright
    Frank Lyon, Jr.           Robert L. Stark

   Class II (to continue in office until 1999)

    William A. Hall           Robert W. Murray
    Edward A. Mueller

   3.  PROPOSAL TO APPROVE AND ADOPT AGREEMENT AND PLAN OF
   REORGANIZATION. The third matter, a proposal to adopt and approve the Agreement and Plan of Reorganization dated October 27, 1996, by and among Mercantile Bancorporation Inc., Ameribanc, Inc., and Mark Twain Bancshares, Inc., was approved by a majority of the votes cast on the proposal at the Annual Meeting, as follows:

           42,139,806                   For
              255,030                 Against
              304,057                 Abstain
            4,845,884             Broker Non-Votes

   4. PROPOSAL TO ADOPT AMENDMENT TO THE RESTATED ARTICLES OF INCORPORATION TO INCREASE THE AUTHORIZED NUMBER OF SHARES AND TO
   CHANGE THE PAR VALUE OF COMMON STOCK. The fourth matter, a proposal to Amend the Articles of Incorporation of the Registrant to increase the number of authorized shares of common stock of the Registrant from 100,000,000 shares to 200,000,000 shares, and to change the par value of said common stock from $5.00 per share to $0.01 per share, was approved by a majority of the 60,209,008 shares of the Registrant's Common Stock which were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

           45,409,612                   For
              790,448                 Against
              264,677                 Abstain
            1,080,041             Broker Non-Votes

   5.  PROPOSAL TO ADOPT MERCANTILE BANCORPORATION AMENDED AND
   RESTATED STOCK INCENTIVE PLAN. The fifth matter, a proposal to adopt the Mercantile Bancorporation Inc. Amended and Restated Stock Incentive Plan, a plan which provides for the granting of stock options and other stock based awards to employees, and which was amended to (i) increase the aggregate number of shares of stock available for issuance under the plan to 6,000,000 shares, (ii) increase the number of shares available for issuance pursuant to Stock Grants under the plan to 860,000 shares, and (iii) increase the maximum number of shares which may be awarded to any one individual in the form of stock options or SARs to 1,200,000 shares, was approved by a vote of a majority of the shares of the Registrant's Common Stock present and voting at the Annual Meeting, as follows:

           38,039,369                   For
            2,794,621                 Against
            1,864,902                 Abstain
            4,845,886             Broker Non-Votes

   6. PROPOSAL TO ADOPT MERCANTILE BANCORPORATION INC. AMENDED AND RESTATED EXECUTIVE INCENTIVE COMPENSATION PLAN. The sixth matter, a proposal to adopt the Mercantile Bancorporation Inc. Amended and Restated Executive Incentive Compensation Plan, a plan which provides senior Mercantile Officers with annual bonus opportunities based upon preestablished performance objectives, and which was amended to conform to new regulatory requirements, to extend the term of the Plan, and to add additional financial measures upon which performance could be measured, was approved by a vote of a majority of the shares of the Registrant's Common Stock present and voting at the Annual Meeting, as follows:

           41,854,548                   For
            2,761,021                 Against
            1,849,168                 Abstain
            1,080,041             Broker Non-Votes

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

                3 Restated Articles of Incorporation of the Registrant, as amended and currently in effect.

               10.1 The Mercantile Bancorporation Inc. Amended and Restated Stock Incentive Plan, filed as Annex G to Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

               10.2 The Mercantile Bancorporation Inc. Amended and Restated Executive Incentive Compensation Plan, filed as Annex H to Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

               10.3 Employment Agreement for Alvin J. Siteman dated November 18, 1996.

               10.4 Employment Agreement for John P. Dubinsky, dated October 27, 1996.

               27.    Financial Data Schedule

         (b)   Reports on Form 8-K:

               Registrant filed one (1) Current Report on Form 8-K. In that report, dated May 2, 1997, under Item 2, Registrant disclosed that it had, effective April 25, 1997, consummated its acquisition of Mark Twain Bancshares, Inc. ("Bancshares") through merger of Bancshares with and into a wholly-owned subsidiary of Registrant, with the shareholders of Bancshares to receive an aggregate of approximately 17,213,114 shares of Registrant's common stock in exchange for their Bancshares shares.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MERCANTILE BANCORPORATION INC.

                                              (Registrant)

Date  May 8, 1997                          /s/  JOHN Q. ARNOLD
      ------------------------         ----------------------------------------
                                              John Q. Arnold
                                           Chief Financial Officer

                                              EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION                                 LOCATION
-----------                                       -----------                                 --------
    3                         Restated Articles of Incorporation of the Registrant,       Included herein
                              as amended and currently in effect.

   10.1                       The Mercantile Bancorporation Inc. Amended and              Incorporated herein by
                              Restated Stock Incentive Plan, filed as Annex G to          reference
                              Registrant's definitive Proxy Statement for the 1997
                              Annual Meeting of Shareholders.

   10.2                       The Mercantile Bancorporation Inc. Amended and              Incorporated herein by
                              Restated Executive Incentive Compensation Plan,             reference
                              filed as Annex H to Registrant's definitive Proxy
                              Statement for the 1997 Annual Meeting of
                              Shareholders.

   10.3                       Employment Agreement for Alvin J. Siteman dated             Included herein
                              November 18, 1996.

   10.4                       Employment Agreement for John P. Dubinsky, dated            Included herein
                              October 27, 1996

   27                         Financial Data Schedule.                                    Included herein
