Form 10-K405/A
period 1996-12-31
MERCANTILE BANCORPORATION INC
filed 1997-06-30
CIK 64907

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                     -----------------------

                           FORM 10-K/A
                     -----------------------

      AMENDMENT #1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OF
                THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR                    COMMISSION FILE NO. 1-11792
   ENDED DECEMBER 31, 1996

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

SECURITIES REGISTERED PURSUANT           NAME OF EXCHANGE ON WHICH REGISTERED:
      TO SECTION 12(b) OF THE ACT:

(1) COMMON STOCK ($0.01 PAR VALUE)        (1) NEW YORK STOCK EXCHANGE
(2) PREFERRED STOCK PURCHASE RIGHTS       (2) NEW YORK STOCK EXCHANGE

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

              DOCUMENT INCORPORATED BY REFERENCE

AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENT BELOW ARE INCORPORATED BY
REFERENCE:

             DOCUMENT                                                       PART--FORM 10-K
             --------                                                       ---------------
REGISTRANT'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS.         III

The "Exhibit Index" as previously filed with the Form 10-K is hereby amended by inserting the following entries:


   No. 23-1 Consent of KPMG Peat Marwick LLP (relating to report dated June 20, 1997, Mercantile Bancorporation Inc. Horizon Investment and Savings Plan and Trust Financial Statements.)

   No. 99 Report of the Independent Auditors KPMG Peat Marwick LLP dated June 20, 1997; Statements of Assets Available for Plan Benefits of Mercantile Bancorporation Inc. Horizon Investment and Savings Plan and Trust as of December 31, 1996 and 1995; Statements of Changes in Assets Available For Plan Benefits for the years then ended; and the Notes and Schedules thereto.

The Exhibit Index, as amended, follows, and new Exhibits 23-1 and 99 are filed herewith.

                               EXHIBIT INDEX

Exhibit No.                           Description
----------                            -----------
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

No. 4-1        Form of Indenture Regarding Subordinated Securities between the
               Registrant and The First National Bank of Chicago as Trustee, filed on March 31, 1992, as Exhibit 4.1 to Registrant's Report on Form 8-K dated September 24, 1992, is incorporated herein by reference.

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

No. 10-5       Amendment Number One to the Mercantile Bancorporation Inc. 1991
               Employee Incentive Plan, filed as Exhibit 10-6 to Registrant's
               Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.






Exhibit No.                          Description
----------                           -----------
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

No. 10-10      Form of Change of Control Employment Agreement for John W.
               McClure, W. Randolph Adams, John Q. Arnold and Certain Other
               Executive Officers, filed as Exhibit 10-10 to Registrant's
               Report on Form 10-K for the year ended December 31, 1989
               Commission File No. 1-11792), is incorporated herein by
               reference.

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

No. 10-14      Amendment to Agreement and Plan of Reorganization, dated
               January 24, 1997, by and among Registrant, Ameribanc, Inc. and
               Mark Twain Bancshares, Inc., filed as Exhibit 10-16 to
               Amendment No. 2 to Registrant's Registration Statement No.
               33-17757, is incorporated herein by reference.

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




Exhibit No.                           Description
----------                            -----------
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

No. 21         Subsidiaries of the Registrant as of January 31, 1997.

No. 23         Consent of KPMG Peat Marwick LLP.

No. 23-1       Consent of KPMG Peat Marwick LLP (relating to report dated June
               20, 1997, Mercantile Bancorporation Inc. Horizon Investment and
               Savings Plan and Trust Financial Statements.)

No. 24         Power of Attorney (on signature page).

No. 27         Financial Data Schedule.

No. 99         Report of the Independent Auditors KPMG Peat Marwick LLP dated
               June 20, 1997; Statements of Assets Available for Plan Benefits of the Mercantile Bancorporation Inc. Horizon Investment and
               Savings Plan and Trust at December 31, 1996 and 1995;
               Statements of Changes in Assets Available for Plan Benefits for the years then ended; and the Notes and Schedules thereto.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          MERCANTILE BANCORPORATION INC.
                                          (Registrant)




Date: June 27, 1997                       By: /s/JOHN Q. ARNOLD
                                             -----------------------------
                                             John Q. Arnold
                                             Senior Executive Vice President
                                             and Chief Financial Officer

                                   10-K/A

                                EXHIBIT INDEX
                                -------------


Exhibit No.                            Description
----------                             -----------
No. 23-1       Consent of KPMG Peat Marwick LLP (relating to report dated June
               20, 1997, Mercantile Bancorporation Inc. Horizon Investment and
               Savings Plan and Trust Financial Statements.)

No. 99         Report of the Independent Auditors KPMG Peat Marwick LLP dated
               June 20, 1997; Statements of Assets Available for Plan Benefits of the Mercantile Bancorporation Inc. Horizon Investment and
               Savings Plan and Trust as of December 31, 1996 and 1995;
               Statements of Changes in Assets Available for Plan Benefits for the years then ended; and the Notes and Schedules thereto.






                                    7
