Form 10-Q
period 1997-06-30
MERCANTILE BANCORPORATION INC
filed 1997-08-14
CIK 64907

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

       FOR QUARTER ENDED JUNE 30, 1997    COMMISSION FILE NUMBER 1-11792

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

COMMON STOCK, $.01 PAR VALUE, 130,143,195 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON JULY 31, 1997. THE NUMBER OF SHARES OUTSTANDING HAS BEEN RESTATED TO GIVE EFFECT TO A THREE-FOR-TWO STOCK SPLIT DECLARED ON JULY 16, 1997, TO BE DISTRIBUTED ON OCTOBER 1, 1997.

===============================================================================

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                               PAGE NO.
                                                                               -------
Item 1--Financial Statements

    Consolidated Statement of Income
    Three months and six months ended June 30, 1997 and 1996                     4

    Consolidated Balance Sheet
    June 30, 1997 and 1996, and December 31, 1996                                5

    Consolidated Statement of Changes in Shareholders' Equity
    Six months ended June 30, 1997 and 1996                                      6

    Consolidated Statement of Cash Flows
    Six months ended June 30, 1997 and 1996                                      7

    Notes to Consolidated Financial Statements                                   8

Item 2--Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              10

                      PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K                                        23

Signature                                                                       25

Exhibit Index                                                                   26

SPECIAL NOTE

   Certain statements in this report that relate to the plans, objectives or future performance of Mercantile Bancorporation Inc. may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on Management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties.

   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30                         JUNE 30
                                                                  1997            1996            1997            1996
                                                                  ----            ----            ----            ----

        INTEREST INCOME
          Interest and fees on loans and leases                 $331,688        $303,073        $652,959        $604,462
          Investments in debt and equity securities
            Trading                                                1,636             708           2,800           1,998
            Taxable                                               67,185          71,984         133,949         140,627
            Tax-exempt                                             5,164           5,642          10,518          11,592
                                                                --------        --------        --------        --------
              Total                                               73,985          78,334         147,267         154,217
          Due from banks--interest bearing                         1,800             946           3,036           1,782
          Federal funds sold and repurchase agreements             3,690           3,556           6,363           7,371
                                                                --------        --------        --------        --------
              Total Interest Income                              411,163         385,909         809,625         767,832

        INTEREST EXPENSE
          Interest bearing deposits                              148,875         147,482         297,920         298,706
          Foreign deposits                                         6,722           2,121          11,439           4,622
          Short-term borrowings                                   27,888          18,753          50,760          36,015
          Bank notes                                               2,633           3,937           5,173           7,909
          Long-term debt                                           9,482           6,058          16,809          12,484
                                                                --------        --------        --------        --------
              Total Interest Expense                             195,600         178,351         382,101         359,736
                                                                --------        --------        --------        --------
              NET INTEREST INCOME                                215,563         207,558         427,524         408,096
        PROVISION FOR POSSIBLE LOAN LOSSES(1)                     27,695          11,152          46,138          45,301
                                                                --------        --------        --------        --------
              NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES                         187,868         196,406         381,386         362,795

        OTHER INCOME
          Trust                                                   24,022          22,347          46,823          43,406
          Service charges                                         22,591          21,967          45,389          43,181
          Investment banking and brokerage                         7,760           7,631          15,742          16,198
          Credit card fees                                         5,373           8,322          10,772           9,883
          Securitization revenue                                   4,725           3,325          12,017           7,827
          Mortgage banking                                         2,728           2,293           5,506           5,461
          Securities gains (losses)<F1>                            1,818              98           2,867          (2,624)
          Other                                                   18,910          21,733          36,911          34,179
                                                                --------        --------        --------        --------
              Total Other Income                                  87,927          87,716         176,027         157,511

        OTHER EXPENSE
          Salaries                                                80,599          73,342         158,739         147,070
          Employee benefits                                       17,653          17,731          37,235          36,263
          Net occupancy                                           12,434          11,873          25,146          23,829
          Equipment                                               15,005          13,056          28,821          25,528
          Intangible asset amortization                            4,603           2,914           8,982           5,736
          Other<F1>                                               90,181          43,929         127,147         128,115
                                                                --------        --------        --------        --------
              Total Other Expense                                220,475         162,845         386,070         366,541
                                                                --------        --------        --------        --------
              INCOME BEFORE INCOME TAXES                          55,320         121,277         171,343         153,765
        INCOME TAXES<F1>                                          23,141          43,216          64,169          58,619
                                                                --------        --------        --------        --------
              NET INCOME                                        $ 32,179        $ 78,061        $107,174        $ 95,146
                                                                ========        ========        ========        ========

        PER COMMON SHARE DATA

          Average shares outstanding                         112,054,583     117,083,562     113,450,600     117,404,468
          Net income<F2>                                           $.29            $.67            $.94            $.81
          Dividends declared                                        .287            .273            .574            .546

<F1> Includes the following nonrecurring amounts:
              Provision for possible loan losses                $  6,540         $    --        $  6,540        $ 10,851
              Other income (securities losses)                        --              --              --          (3,082)
              Other expense                                       51,863              --          51,863          41,678
              Income tax benefit                                 (15,977)             --         (15,977)        (15,599)
                                                                --------        --------        --------        --------
                Impact on Net Income                            $(42,426)       $     --        $(42,426)       $(40,012)
                                                                ========        ========        ========        ========

<F2> Earnings per common share is calculated by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)
                                                                                              JUNE 30       DEC. 31       JUNE 30
                                                                                               1997          1996          1996
                                                                                              -------       -------       -------
ASSETS
    Cash and due from banks                                                                 $ 1,053,338   $ 1,296,053   $   971,654
    Due from banks--interest bearing                                                            180,445        96,453        65,322
    Federal funds sold and repurchase agreements                                                420,988       265,498       207,358
    Investments in debt and equity securities
      Trading                                                                                    73,429        31,272        23,468
      Available-for-sale (Amortized cost of $4,327,370,
        $4,139,525, and $4,882,454, respectively)                                             4,336,067     4,149,674     4,860,378
      Held-to-maturity (Estimated fair value
        of $305,797, $567,152 and $229,934, respectively)                                       303,214       565,045       234,961
                                                                                            -----------   -----------   -----------
          Total Investments in Debt and Equity Securities                                     4,712,710     4,745,991     5,118,807
    Loans held-for-sale                                                                          59,457        66,373        66,470
    Loans and leases, net of unearned income                                                 15,361,854    14,886,257    13,900,373
                                                                                            -----------   -----------   -----------
          Total Loans and Leases                                                             15,421,311    14,952,630    13,966,843
    Reserve for possible loan losses                                                           (234,684)     (230,372)     (236,885)
                                                                                            -----------   -----------   -----------
          Net Loans and Leases                                                               15,186,627    14,722,258    13,729,958
    Bank premises and equipment                                                                 388,524       367,311       340,073
    Intangible assets                                                                           193,120       186,181       122,086
    Other assets                                                                                443,857       350,634       358,607
                                                                                            -----------   -----------   -----------
          Total Assets                                                                      $22,579,609   $22,030,379   $20,913,865
                                                                                            ===========   ===========   ===========
LIABILITIES
    Deposits
      Non-interest bearing                                                                  $ 3,105,751   $ 3,003,972   $ 3,010,133
      Interest bearing                                                                       13,577,786    14,080,592    13,588,873
      Foreign                                                                                   270,908       251,887        97,362
                                                                                            -----------   -----------   -----------
          Total Deposits                                                                     16,954,445    17,336,451    16,696,368
    Federal funds purchased and repurchase agreements                                         2,057,710     1,781,011     1,327,683
    Other short-term borrowings                                                                 391,816       206,253       167,592
    Bank notes                                                                                  175,000       175,000       275,000
    Long-term debt                                                                              796,049       304,831       315,147
    Company-obligated mandatorily redeemable preferred
      securities of Mercantile Capital Trust I                                                  150,000            --            --
    Other liabilities                                                                           294,337       281,182       252,373
                                                                                            -----------   -----------   -----------
          Total Liabilities                                                                  20,819,357    20,084,728    19,034,163
Commitments and contingent liabilities                                                               --            --            --

                                                            JUNE 30    DEC. 31   JUNE 30
                                                              1997       1996      1996
                                                            -------    -------   -------
SHAREHOLDERS' EQUITY
    Preferred stock--no par value
      Shares authorized                                        5,000      5,000     5,000
      Shares issued and outstanding                               --         --        --            --            --            --
    Common stock--$.01 par value at June 30, 1997, and
      $5.00 par value at December 31, 1996 and June 30,
      1996
      Shares authorized                                      200,000    200,000   200,000
      Shares issued                                          117,885    118,821   117,774         1,179       594,107       588,871
    Capital surplus                                                                             582,567        34,956        29,850
    Retained earnings                                                                         1,428,844     1,392,218     1,301,775
    Valuation on available-for-sale securities                                                    7,797         8,571       (13,797)
    Treasury stock, at cost                                    6,821      2,591       908      (260,135)      (84,201)      (26,997)
                                                                                            -----------   -----------   -----------
          Total Shareholders' Equity                                                          1,760,252     1,945,651     1,879,702
                                                                                            -----------   -----------   -----------
          Total Liabilities and Shareholders' Equity                                        $22,579,609   $22,030,379   $20,913,865
                                                                                            ===========   ===========   ===========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
($ IN THOUSANDS)
                                               COMMON STOCK
                                          ---------------------                                                        TOTAL
                                          OUTSTANDING              PREFERRED   CAPITAL    RETAINED     TREASURY    SHAREHOLDERS'
                                            SHARES      DOLLARS      STOCK     SURPLUS   EARNINGS<F*>    STOCK        EQUITY
                                          -----------   -------    ---------   -------   ------------  ---------   -------------
BALANCE AT DECEMBER 31, 1995              116,815,628   $594,430    $12,153    $ 88,284   $1,281,183   $ (60,557)   $1,915,493
Net income                                                                                    95,146                    95,146
Common dividends declared:
  Mercantile Bancorporation Inc.--$.546
  per share                                                                                  (51,598)                  (51,598)
  Pooled company prior to acquisition                                                        (10,048)                  (10,048)
Preferred dividends declared                                                                    (408)                     (408)
Redemption of preferred stock                                       (12,153)                    (531)                  (12,684)
Issuance of common stock in acquisitions
  of:
  Metro Savings Bank, F.S.B.                  296,853                                57           14       8,983         9,054
  Security Bank of Conway, F.S.B.             482,946                                75                   14,614        14,689
  First Sterling Bancorp, Inc.                782,126      3,911                    572       13,772                    18,255
Issuance of common stock for:
  Employee incentive plans                    266,283      1,235                 (1,182)                     534           587
  Convertible notes                           317,745      1,589                  1,945                                  3,534
Net fair value adjustment on
  available-for-sale securities                                                              (39,552)                  (39,552)
Purchase of treasury stock                 (1,575,000)                                                   (47,678)      (47,678)
Reissuance and retirement of treasury
  stock                                                   (9,688)               (47,478)                  57,166            --
Pre-merger transactions of pooled
  company and other                          (520,964)    (2,606)               (12,423)                     (59)      (15,088)
                                          -----------   --------   ---------   --------  -----------   ---------   -----------
BALANCE AT JUNE 30, 1996                  116,865,617   $588,871    $    --    $ 29,850   $1,287,978   $ (26,997)   $1,879,702
                                          ===========   ========   =========   ========  ===========   =========   ===========
BALANCE AT DECEMBER 31, 1996              116,229,704   $594,107    $    --    $ 34,956   $1,400,789   $ (84,201)   $1,945,651
Net income                                                                                   107,174                   107,174
Common dividends declared:
  Mercantile Bancorporation Inc.--$.574
    per share                                                                                (57,738)                  (57,738)
  Pooled company prior to acquisition                                                        (12,812)                  (12,812)
Issuance of common stock in acquisition
  of
  Regional Bancshares, Inc.                   900,625                              (474)         361      28,813        28,700
Change in par value of common stock from
  $5.00 per share to $.01 per share                     (587,016)               587,016                                     --
Issuance of common stock for:
  Employee incentive plans                    369,993        388                  2,157                    3,387         5,932
  Convertible notes                            73,408         22                    794                                    816
Net fair value adjustment on
  available-for-sale securities                                                               (1,411)                   (1,411)
Purchase of treasury stock                 (6,724,699)                                                  (259,050)     (259,050)
Reissuance and retirement of treasury
  stock                                                   (7,396)               (42,950)                  50,346            --
Pre-merger transactions of pooled
  company and other                           214,484      1,074                  1,068          278         570         2,990
                                          -----------   --------   ---------   --------  -----------   ---------   -----------
BALANCE AT JUNE 30, 1997                  111,063,515   $  1,179    $    --    $582,567   $1,436,641   $(260,135)   $1,760,252
                                          ===========   ========   =========   ========  ===========   =========   ===========

<F*>Includes valuation on available-for-sale securities.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(THOUSANDS)
                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                                1997            1996
                                                                                                ----            ----
        OPERATING ACTIVITIES
          Net income                                                                         $  107,174      $   95,146
          Adjustments to reconcile net income to net cash provided by operating activities
            Provision for possible loan losses                                                   46,138          45,301
            Depreciation and amortization                                                        24,856          20,111
            Provision for deferred income taxes (credits)                                        (4,157)          5,483
            Net change in loans held-for-sale                                                     6,916          28,407
            Net change in trading securities                                                    (42,157)         43,788
            Net change in accrued interest receivable                                            (6,983)         (3,741)
            Net change in accrued interest payable                                                  741         (20,654)
            Other, net                                                                          (44,819)         67,782
                                                                                             ----------      ----------
              Net Cash Provided by Operating Activities                                          87,709         281,623
        INVESTING ACTIVITIES
          Investments in debt and equity securities, other than trading securities
            Purchases                                                                        (1,072,164)     (1,157,490)
            Proceeds from maturities                                                            968,083         891,750
            Proceeds from sales of available-for-sale securities                                324,100          98,079
          Net change in loans and leases                                                       (531,741)       (279,796)
          Purchases of loans and leases                                                         (98,135)        (14,558)
          Proceeds from sales of loans and leases                                               101,241         139,575
          Purchases of premises and equipment                                                   (43,803)        (34,283)
          Proceeds from sales of premises and equipment                                           2,323           6,568
          Proceeds from sales of foreclosed property                                             21,101          18,211
          Cash and cash equivalents from acquisitions, net of cash paid                          (8,132)         41,782
          Other, net                                                                              1,806              88
                                                                                             ----------      ----------
              Net Cash Used by Investing Activities                                            (335,321)       (290,074)
        FINANCING ACTIVITIES
          Net change in non-interest bearing, savings, interest bearing demand and
              money market deposit accounts                                                    (115,082)        459,827
          Net change in time certificates of deposit under $100,000                            (249,982)       (250,019)
          Net change in time certificates of deposit $100,000 and over                          (97,923)        (53,941)
          Net change in other time deposits                                                     (73,995)        200,257
          Net change in foreign deposits                                                         19,021        (111,808)
          Net change in short-term borrowings                                                   452,807        (454,488)
          Issuance of bank notes                                                                     --          25,000
          Issuance of long-term debt                                                            500,000           2,000
          Issuance of company-obligated mandatorily
              redeemable preferred securities                                                   150,000              --
          Principal payments on long-term debt                                                   (7,966)        (25,429)
          Cash dividends paid                                                                   (70,550)        (62,054)
          Proceeds from issuance of common stock                                                  8,936             541
          Purchase of treasury stock                                                           (270,086)        (63,934)
          Redemption of preferred stock                                                              --         (12,684)
          Other, net                                                                               (801)          1,168
                                                                                             ----------      ----------
              Net Cash Provided (Used) by Financing Activities                                  244,379        (345,564)
                                                                                             ----------      ----------
        DECREASE IN CASH AND CASH EQUIVALENTS                                                    (3,233)       (354,015)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,658,004       1,598,349
                                                                                             ----------      ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $1,654,771      $1,244,334
                                                                                             ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

ACCOUNTING POLICIES

The consolidated financial statements include all adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods and are of a normal recurring nature, with the exception of the nonrecurring merger-related charges disclosed in Note 1 of the Consolidated Statement of Income on Page 4.

Derivative Financial Instruments:

Mercantile Bancorporation Inc. ("Mercantile" or "Corporation") is a party to certain financial instruments, primarily to stabilize interest rate margins and to hedge against interest rate movements. An instrument designated to hedge an asset or liability carried at cost is accounted for on an accrual basis, in which interest income or interest expense of the related asset or liability is adjusted for the net amount of any interest receivable or payable generated by the hedging instrument. There is no market valuation on these interest rate contracts. If the underlying assets or liabilities hedged are no longer recorded on the Consolidated Balance Sheet (e.g., due to sale), the gain or loss related to the interest rate contract is recognized through earnings immediately.

In the normal course of business, the Corporation does not maintain trading positions in interest rate derivative financial instruments. The Corporation's non-hedging transactions are entered into on behalf of customers and are subsequently matched off by the Corporation. As a consequence, these matched transactions do not represent exposure to market risk. The Corporation manages the potential credit exposure through established credit approvals, risk control limits and other monitoring procedures.
These contracts are recorded at their fair value with gains or losses included in the Consolidated Statement of Income.

Mercantile has entered into foreign exchange forward contracts, primarily to facilitate customers' foreign exchange requirements. The Corporation maintains a generally matched position; therefore, exchange rate and market risks are minimal. Credit risk to the Corporation could result from non-performance by a counterparty to a contract. Credit risk is managed as indicated in the previous paragraph. Unrealized gains and losses on these foreign exchange forward contracts are reflected in the Consolidated Statement of Income.

NOTE B

NEW ACCOUNTING STANDARDS

Financial Accounting Standard ("FAS") 128, "Earnings per Share," was issued in February 1997. This statement is effective in the fourth quarter of 1997 and requires additional reporting of earnings per share which gives effect to dilutive common share equivalents such as stock options or convertible notes. The Corporation does not anticipate a significant impact when reporting diluted earnings per share.

FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. Disclosures prescribed in FAS 130 and FAS 131 will be required for periods beginning after December 15, 1997. In January 1997, the Securities and Exchange Commission issued Release No. 33-7386 relating to derivatives and exposures to market risk from derivative and other financial instruments. The market risk disclosures are required commencing with the Corporation's 1997 Annual Report on Form 10-K. Mercantile is currently evaluating the impact of FAS 130, FAS 131 and Release No. 33-7386 on future financial statement disclosures.

NOTE C

SUBSIDIARIES

Effective April 25, 1997, the Corporation acquired Mark Twain Bancshares, Inc. ("Mark Twain"), a $3.2 billion-asset bank holding company headquartered in St. Louis, Missouri. The Mark Twain acquisition was accounted for as a pooling-of-interests. The historical consolidated financial statements have been restated to reflect this transaction.

Net income and net income per common share for Mercantile and Mark Twain prior to the pooling-of-interests were as follows:

                                          (THOUSANDS EXCEPT PER
                                            COMMON SHARE DATA)
                                      THREE MONTHS      SIX MONTHS
                                          ENDED            ENDED
                                        JUNE 30,         JUNE 30,
                                          1996             1996
                                      ------------      ----------

MERCANTILE

Net income                              $65,076          $69,641
Net income per common share                 .69              .73

MARK TWAIN

Net income                              $12,985          $25,505
Primary earnings per share                  .80             1.55

On July 1, 1997, the Corporation acquired Roosevelt Financial Group, Inc. ("Roosevelt"), a $7.3 billion-asset thrift holding company headquartered in St. Louis, Missouri. The Roosevelt acquisition was accounted for as a purchase. Unaudited pro forma combined consolidated financial data including the Corporation and Roosevelt for the six months ending June 30, 1997 and 1996 is disclosed below. The unaudited pro forma combined consolidated financial data provided includes the impact of goodwill amortization and the reduction in net interest income due to: 1) interest lost on cash paid for share repurchases or paid directly to Roosevelt shareholders as consideration; and 2) interest on $650 million of senior debt, subordinated debt and redeemable preferred securities issued in 1997 to finance the Roosevelt acquisition, offset by interest earned on funds not utilized in the acquisition.

                                          (THOUSANDS EXCEPT PER
                                            COMMON SHARE DATA)
                                     AS OF OR FOR THE SIX MONTHS ENDED
                                        JUNE 30,         JUNE 30,
                                          1997             1996
                                        -------          --------

Total assets                          $29,961,999      $30,441,637

Net interest income                       505,162          481,541

Other income                              163,453          176,305

Net income                                 77,261          105,496

Net income per common share                   .58              .77

NOTE D

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRRED SECURITIES OF MERCANTILE CAPITAL TRUST I

Mercantile Capital Trust I is a wholly-owned subsidiary of the Corporation; its sole assets are the $150,000,000 in mandatorily redeemable preferred securities, and considered together, the back-up undertakings constitute a full and unconditional guarantee by Mercantile Bancorporation Inc. of the trust's obligations under the preferred securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

----------------------------------------------------------------------------------------------------------------------------
EXHIBIT 1
HIGHLIGHTS<F1>
                                                                    SECOND QUARTER                      SIX MONTHS
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)              1997          1996       CHANGE      1997         1996      CHANGE

----------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
    Net income                                                 $.29         $.67    (56.7)%        $.94         $.81    16.0%
    Dividends declared                                          .287         .273     5.1           .574         .546    5.1
    Book value at June 30                                     15.85        16.08     (1.4)        15.85        16.08    (1.4)
    Market price at June 30                                   40 1/2       29 11/16  36.4         40 1/2     29 11/16   36.4
----------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS AND SELECTED RATIOS
EXCLUDING NONRECURRING MERGER-RELATED EXPENSE<F2>
    Net income                                              $74,605      $78,061     (4.4)%    $149,600     $135,158    10.7%
    Net income per common share                                 .67          .67       --          1.32         1.15    14.8
    Return on assets                                           1.33%        1.48%                  1.36%        1.29%
    Return on equity                                          16.38        16.57                  16.00        14.08
    Efficiency ratio                                          54.83        54.40                  54.66        56.31
    Other expense to average assets                            3.02         3.09                   3.03         3.10
----------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS<F3>
    Taxable-equivalent net interest income                 $219,577     $211,619      3.8%     $435,395     $416,336     4.6%
    Tax-equivalent adjustment                                 4,014        4,061     (1.2)        7,871        8,240    (4.5)
    Net interest income                                     215,563      207,558      3.9       427,524      408,096     4.8
    Provision for possible loan losses                       27,695       11,152       --        46,138       45,301     1.8
    Other income                                             87,927       87,716       .2       176,027      157,511    11.8
    Other expense                                           220,475      162,845     35.4       386,070      366,541     5.3
    Income taxes                                             23,141       43,216    (46.5)       64,169       58,619     9.5
    Net income                                               32,179       78,061    (58.8)      107,174       95,146    12.6
----------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA<F3>
    Return on assets                                            .58%        1.48%                   .97%         .91%
    Return on equity                                           7.07        16.57                  11.46         9.91
    Efficiency ratio                                          71.70        54.40                  63.14        63.87
    Other expense to average assets                            3.94         3.09                   3.50         3.50
    Net interest rate margin                                   4.30         4.39                   4.33         4.34
    Equity to assets                                                                               7.80         8.99
    Tangible equity to tangible assets                                                             7.00         8.45
    Tier I capital to risk-adjusted assets                                                        10.38        11.81
    Total capital to risk-adjusted assets                                                         14.19        14.60
    Leverage                                                                                       7.80         8.30
    Reserve for possible loan losses to outstanding
      loans                                                                                        1.52         1.70
    Reserve for possible loan losses to non-performing
      loans                                                                                      285.57       327.33
    Non-performing assets to outstanding loans and
      foreclosed assets                                                                             .62          .61
    Banks                                                                                            28           65
    Banking offices                                                                                 513          471
    Full-time equivalent employees                                                                8,718        8,687
----------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
    Total assets                                        $22,369,177  $21,107,134      6.0%  $22,066,686  $20,955,279     5.3%
    Earning assets                                       20,476,699   19,383,938      5.6    20,275,964   19,279,130     5.2
    Loans and leases                                     15,288,972   13,860,141     10.3    15,141,515   13,823,509     9.5
    Deposits                                             17,460,544   17,101,680      2.1    17,306,659   16,690,670     3.7
    Shareholders' equity                                  1,821,411    1,884,208     (3.3)    1,870,271    1,919,310    (2.6)
----------------------------------------------------------------------------------------------------------------------------

<F1> All previously reported financial information has been restated to reflect the April 25, 1997 merger with Mark Twain Bancshares, Inc., which was accounted for as a pooling-of-interests. All per share amounts have been restated to give effect to a three-for-two stock split declared on July 16, 1997, to be distributed on October 1, 1997.

<F2> Nonrecurring expense reduced net income in the first six months of 1997 and 1996 by $42,426,000 and $40,012,000, respectively.

<F3> Includes nonrecurring expense noted in (2) above.

PERFORMANCE SUMMARY

   Net income for Mercantile Bancorporation Inc. ("Mercantile" or "Corporation") was $32,179,000 in the second quarter of 1997 versus $78,061,000 in the same period of 1996. Net income for the six months ended June 30, 1997 was $107,174,000 compared with $95,146,000 last year.
   To allow comparison of the fundamental financial performance of Mercantile, it is helpful to exclude certain one-time charges from the results of operations of both years. Exhibit 2 presents the results for both years adjusted for such charges, which include Mark Twain Bancshares, Inc. ("Mark Twain") and Regional Bancshares, Inc. in 1997, and the four acquisitions noted in Exhibit 3 that closed in the first quarter of 1996.

   After excluding nonrecurring items, adjusted net income for the second quarter of 1997 was $74,605,000, 4.4% lower than 1996 quarterly net income of $78,061,000. On a per common share basis, adjusted net income was $.67 in both quarters; however, year-to-date 1997 adjusted net income was $149,600,000, an improvement of $14,442,000 or 10.7% over last year.
   Year-to-date earnings per common share totaled $1.32 versus $1.15 last year, an increase of 14.8%. On July 16, 1997, the Board of Directors declared a three-for-two stock split, in the form of a dividend, with a record date of September 10, 1997, to be distributed October 1, 1997. All per common share amounts in this Management's Discussion and Analysis have been restated to reflect this stock split.

----------------------------------------------------------------------------------
   EXHIBIT 2
   ADJUSTED RESULTS
                                                        EARNINGS
                                       NET INCOME      PER COMMON     RETURN ON
                                       (THOUSANDS)        SHARE         ASSETS
                                       -----------     ----------     ---------
   SECOND QUARTER ENDED
     JUNE 30, 1997:
   REPORTED                             $  32,179        $  .29           .58%
   NONRECURRING ACQUISITION EXPENSE        42,426           .38           .75
                                        ---------        ------          ----
   ADJUSTED                             $  74,605        $  .67          1.33%
                                        =========        ======          ====
   SIX MONTHS ENDED JUNE 30, 1997:
   REPORTED                             $ 107,174        $  .94           .97%
   NONRECURRING ACQUISITION EXPENSE        42,426           .38           .39
                                        ---------        ------          ----
   ADJUSTED                             $ 149,600        $ 1.32          1.36%
                                        =========        ======          ====
   SIX MONTHS ENDED JUNE 30, 1996:
   Reported                             $  95,146        $  .81           .91%
   Nonrecurring acquisition expense        40,012           .34           .38
                                        ---------        ------          ----
   Adjusted                             $ 135,158        $ 1.15          1.29%
                                        =========        ======          ====
-------------------------------------------------------------------------------

   All prior year figures have also been restated to include the pre-acquisition accounts and results of operations of Mark Twain, a bank holding company with assets totaling $3.2 billion, headquartered in St. Louis, Missouri. Mark Twain was merged with Mercantile on April 25, 1997 in a transaction accounted for as a pooling-of-interests. The dilution of earnings per common share attributable to the Mark Twain acquisition was $.03 in the first six months of 1997.

   On July 1, 1997, the Corporation completed its merger with Roosevelt Financial Group, Inc. ("Roosevelt"), also headquartered in St. Louis. The Roosevelt acquisition will be accounted for under the purchase method of accounting, where historical financial statements are not restated. Roosevelt is a $7.3 billion-asset savings and loan holding company with 81 locations in Missouri, Kansas and Illinois. Pre-tax nonrecurring acquisition charges associated with the Roosevelt transaction will be recorded in the third quarter of 1997. Exhibit 3 details acquisitions completed during 1996 and 1997.

   --------------------------------------------------------------------------------------------------------------------------------
   EXHIBIT 3
   ACQUISITIONS
   ($ IN THOUSANDS)

                                                                                                CONSIDERATION
                                                                                             -------------------
                                                                                                           GROSS         ACCOUNTING
                                                     DATE           ASSETS      DEPOSITS     CASH         SHARES           METHOD
                                                     ----           ------      --------     ----          -----         ----------
   ACQUISITIONS COMPLETED
   Mark Twain Bancshares, Inc.                  Apr. 25, 1997     $3,227,972   $2,519,474  $    73      24,088,713       Pooling
   Regional Bancshares, Inc.                    Mar. 5, 1997         171,979      135,954   12,300         900,625       Purchase
   Today's Bancorp, Inc.                        Nov. 7, 1996         501,418      432,104   34,912       1,690,587       Purchase
   First Financial Corporation of America       Nov. 1, 1996          87,649       76,791    3,253         388,113       Purchase
   Peoples State Bank                           Aug. 22, 1996         95,657       75,149       --         488,756       Purchase
   Metro Savings Bank, F.S.B.                   Mar. 7, 1996          80,857       73,843        5         296,853       Purchase
   Security Bank of Conway, F.S.B.              Feb. 9, 1996         102,502       89,697        1         482,946       Purchase
   Hawkeye Bancorporation                       Jan. 2, 1996       1,978,540    1,739,811       80      11,838,294       Pooling
   First Sterling Bancorp, Inc.                 Jan. 2, 1996         167,610      147,588        1         782,126       Pooling<F1>
   ACQUISITIONS PENDING AT JUNE 30, 1997
   Roosevelt Financial Group, Inc.              Jul. 1, 1997       7,251,985    5,317,514  374,477      18,948,884       Purchase
   Horizon Bancorp, Inc.                        1st Qtr. 1998        550,673      466,700       --       2,550,000<F2>   Pooling

   <F1> The historical financial statements of the Corporation were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of Mercantile.

   <F2> Estimated shares to be issued in acquisition.
   --------------------------------------------------------------------------------------------------------------------------------

   Net interest income increased 3.9% to $215,563,000 for the second quarter of 1997 and was up 4.8% to $427,524,000 for the first six months of 1997. The net interest rate margin was 4.30% this quarter compared with 4.36% in the first quarter and 4.39% for the second quarter of 1996, while the year-to-date margin was 4.33% compared with 4.34% last year. Average earning assets for the first half of 1997 of $20.3 billion were 5.2% higher than the $19.3 billion reported last year, as average loan volume increased by 9.5%. This loan growth was funded through a decline in investment securities, growth in core deposits and increased short-term borrowings.

   For the first six months of 1997, other income was $176,027,000, an increase of $18,516,000 or 11.8% from last year. Included in 1996's first quarter was nonrecurring merger-related securities losses of $3,082,000. Growth in core fee businesses, such as the trust and investment areas, deposit service charges, and fees earned in the electronic funds transfer processing business, as well as gains realized on the sale of available-for-sale investment securities, accounted for the strong year-to-date growth.

   Second quarter non-interest expenses were $220,475,000 compared with $162,845,000 last year, an increase of 35.4%, and year-to-date were $386,070,000, up 5.3%. Nonrecurring merger-related expenses during the first six months of 1997 and 1996 were $51,863,000 and $41,678,000, respectively. Excluding merger costs, year-to-date operating expenses grew by 2.9% and the efficiency ratio was 54.66% compared with 56.31% last year. The other expense to average assets ratio improved to 3.03% from 3.10% the prior year.

   The provision for possible loan losses for the second quarter of 1997 was $27,695,000 compared with $11,152,000 in the prior year, and was $46,138,000 for the first six months of 1997 compared with $45,301,000 in 1996. Included in these totals was nonrecurring merger-related provision of $6,540,000 in the second quarter of 1997 and $10,851,000 in the first quarter of 1996. Net charge-offs for the first six months of 1997 and 1996 were $43,441,000 and $42,842,000, respectively, and on an annualized basis were .57% of average loans compared with .62% last year. At June 30, 1997, the reserve for possible loan losses was $234,684,000 and provided coverage of 285.57% of non-performing loans compared with 318.99% at year-end and 327.33% last
   June 30.

   Non-performing loans as of June 30, 1997 were $82,182,000 or .53% of total loans compared with $84,741,000 or .56% at March 31, 1997 and $72,368,000 or
   .52% at June 30, 1996. Foreclosed assets declined to $13,497,000 compared with $18,115,000 at March 31, 1997 and $12,307,000 last June 30.

   Consolidated assets of $22.6 billion were up 8.0% from a year ago. On a pro forma basis including Roosevelt, consolidated assets of Mercantile were $30 billion. Total deposits increased by 1.5% to $17.0 billion, loans were $15.4 billion, up 10.4% from last year, and shareholders' equity of $1.8 billion was 6.4% lower than at June 30, 1996, reflecting the impact of treasury share purchases. All measures of capital adequacy remained adequate. Tier I capital to risk-adjusted assets was 10.38% while Total capital to risk-adjusted assets at June 30, 1997 was 14.19%.

   The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial position of the Corporation for the first half and second quarter of 1997.

NET INTEREST INCOME

   Net interest income for the second quarter of 1997 was $215,563,000, a 3.9% increase from the $207,558,000 earned last year, and for the first six months of 1997 was $427,524,000, or 4.8% higher than last year. For the quarter, the net interest rate margin was 4.30% compared with 4.36% in the first quarter of 1997 and 4.39% last year, while the year-to-date 1997 margin was 4.33%, generally at the same level as last year. The rate margin's decline from the first quarter of 1997 was due to competitive pricing for both loans and deposits, the interest expense incurred on recent debt issues and a less favorable mix of liabilities. Average earning asset growth in the first six months of 1997 was 5.2%, led by loan growth of 9.5%, but offset by a contraction in the size of the investment portfolio.

   -----------------------------------------------------------------------------
   EXHIBIT 4
   LOANS AND LEASES
   ($ IN THOUSANDS)
                                                 JUNE 30
                                          1997            1996         CHANGE
                                          ----            ----         ------
   Commercial                          $ 4,478,483     $ 3,923,981      14.1%
   Real estate--commercial               2,878,332       2,796,087       2.9
   Real estate--construction               660,981         490,012      34.9
   Real estate--residential              4,812,741       4,160,370      15.7
   Consumer                              1,921,062       1,755,684       9.4
   Credit card loans issued              1,069,712       1,240,709     (13.8)
   Securitized credit card loans          (400,000)       (400,000)       --
                                       -----------     -----------
     Total Loans and Leases            $15,421,311     $13,966,843      10.4
                                       ===========     ===========
   -----------------------------------------------------------------------------

   Investment securities averaged $4.8 billion in the first six months of 1997, and declined by 6.6% from 1996 due to both maturities and sales. The held-to-maturity and available-for-sale portfolio as of June 30, 1997 consisted of 84.49% in U.S. and other government agency securities, including 30.90% in mortgage-related issues, 10.18% in state and municipal securities, and 5.33% of other miscellaneous securities. The comparable distribution at June 30, 1996 was 86.42%, 31.76%, 10.68% and 2.90%,
   respectively. Included in other miscellaneous securities as of June 30, 1997 was $85,028,000 transferred from the credit card loan portfolio in accordance with FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Mortgage-related issues which are not guaranteed by the U.S. Government will likely increase as a percentage of total investment securities as a result of the Roosevelt acquisition.

   Affecting loan growth figures from 1996 to 1997 is the amount of loans added from acquisitions accounted for as purchases. Loans grew by approximately
   6% excluding those from acquired companies. Including acquired balances, year-to-date average commercial loans grew by $493,057,000 or 12.8%. Commercial loan growth occurred on a system-wide basis. Average commercial real estate mortgage loans increased by $87,432,000 or 3.1%. Residential real estate mortgage loans averaged $4.7 billion in the first six months of 1997, an increase of $571,733,000 or 13.9% from 1996. Residential mortgage loans added from acquisitions, as well as continued customer preference for adjustable-rate mortgages that Mercantile generally retained on the balance sheet, accounted for the increase. The Roosevelt purchase acquisition will add approximately $3.8 billion to the Corporation's residential real estate mortgage loan portfolio. Average credit card loans were at $761,052,000 which reflected a managed decline of 8.4%, while other consumer loans increased on average by $130,963,000 or 7.5%, due primarily to growth in indirect loans and leases.

   Average core deposits increased by $321,263,000 or 2.1% in the first six months of 1997. Mercantile was substantially core funded at 90.41% of total deposits and 77.17% of earning assets. Changes in average core deposits for the past six quarters are shown in the Consolidated Quarterly Average Balance Sheet on Pages 21 and 22 of this report.

   Average non-interest bearing deposits increased by $133,836,000 or 4.8% through the first six months of 1997. The United States Government is a significant cash management customer of Mercantile Bank N.A. and pays for services rendered via compensating balances. In the first quarter of 1996, approximately $400,000,000 of such compensating balances was withdrawn by the government to help finance its funding requests due to the lack of an approved 1996 fiscal budget at that time. Revenue accruals were made in 1996 to record the benefit of those missing deposits to better match revenue with services delivered. These balances were redeposited in the second quarter of 1996, but the average balances for the first six months of 1996 were lower as a result.

   Year-to-date average short-term borrowings increased by $477,406,000 or 32.3%, mainly to fund loan growth and to offset the decline in bank notes outstanding. Average long-term debt increased by $133,237,000 due to the issuance of $150,000,000 of floating-rate capital trust securities in February 1997 and the June 1997 issuance of $500,000,000 in senior and subordinated debt. Average shareholders' equity declined by $49,039,000 or 2.6%, due largely to share repurchases.

   The factors discussed above are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on Pages 21 and 22.

OTHER INCOME

   Non-interest income increased .2% during the second quarter of 1997 to $87,927,000, and for the six months was $176,027,000 compared with $157,511,000 a year ago, an improvement of 11.8%.

   The first quarter of 1996 was negatively impacted by securities losses of $3,082,000 incurred by recently acquired banks in investment portfolio restructurings. Excluding non-interest income from companies acquired in purchase transactions and the nonrecurring securities losses, other income grew by approximately 8% from the first six months of 1996. In addition to other income from acquired companies and merger-related securities losses, the second quarter of 1996 was favorably impacted by a $10,000,000 gain on the transfer of the Corporation's merchant processing business and a $4,000,000 reimbursement for co-branded credit card start-up costs. In the first quarter of 1997, a $2,300,000 gain was recognized on the sale of Mark Twain's merchant credit card processing business.

   Trust fees were the largest source of non-interest income in 1997, and were $46,823,000 compared with $43,406,000 during 1996, an increase of 7.9%.
   Personal trust fees earned by Mercantile Trust Company N.A. were the largest source of trust revenue and increased 12.2% from last year. Income from Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, rose by 20.1%. Mississippi Valley Advisors Inc. manages 16 proprietary mutual funds--the ARCH funds, which had assets of $3.2 billion at June 30, 1997. Increases in the value of assets managed and successful new business development efforts largely accounted for the growth in trust fees, partially offset by the absence of fees from the indenture trust and agency business, which was sold in the fourth quarter of 1996.

   Year-to-date investment banking and brokerage fees were $15,742,000 compared with $16,198,000 last year, a decrease of 2.8%; second quarter fees totaled $7,760,000, 1.7% higher than the same period a year earlier. This income is derived from transaction fees for services performed for both individual and corporate customers, including sales of annuities and mutual funds, profits earned on limited trading positions, the sale of fixed income securities to institutional customers and foreign exchange revenue. There was a substantial decline in commission income earned on fixed income securities in 1997. The Mark Twain acquisition significantly increased this source of revenue over Mercantile's previously reported results.

   -----------------------------------------------------------------------------------------------------------------------
   EXHIBIT 5
   OTHER INCOME
   ($ IN THOUSANDS)
                                                                SECOND QUARTER                      SIX MONTHS
                                                        1997         1996     CHANGE      1997         1996         CHANGE
                                                        ----         ----     ------      ----         ----         ------

    Trust                                              $24,022      $22,347     7.5%    $ 46,823     $ 43,406        7.9%
    Service charges                                     22,591       21,967     2.8       45,389       43,181        5.1
    Investment banking and brokerage                     7,760        7,631     1.7       15,742       16,198       (2.8)
    Credit card fees                                     5,373        8,322   (35.4)      10,772        9,883        9.0
    Securitization revenue                               4,725        3,325    42.1       12,017        7,827       53.5
    Mortgage banking                                     2,728        2,293    19.0        5,506        5,461         .8
    Securities gains                                     1,818           98      --        2,867          458         --
    Nonrecurring merger-related securities losses           --           --      --           --       (3,082)        --
    Other                                               18,910       21,733   (13.0)      36,911       34,179        8.0
                                                       -------      -------             --------     --------
      Total Other Income                               $87,927      $87,716      .2     $176,027     $157,511       11.8
                                                       =======      =======             ========     ========
   -----------------------------------------------------------------------------------------------------------------------

   Credit card fee income was $5,373,000 for the second quarter of 1997, down $2,949,000 from last year. For the first six months of 1997, credit card income was $10,772,000 or 9.0% higher than the comparable 1996 period. The 1996 quarterly results included the reimbursement of $4,000,000 for co-branded start-up costs. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders and cardholders' miscellaneous fees. This source of income in 1996 included $3,153,000 in fees charged to merchants for processing credit card transactions. The Mercantile business was sold in the second quarter of 1996 and the Mark Twain operation was sold in the first quarter of 1997. Transaction-based rebates paid to SBC and MercRewards VISA(R) cardholders were netted against credit card fee income; these rebates totaled $2,446,000 in the first six months of 1997 versus $12,352,000 in 1996. The decrease in these rebates was the reason for the growth in year-to-date credit card fees over 1996.

   Securitization revenue for the first six months of 1997 was $12,017,000 compared with $7,827,000 last year, and represents amounts accruing to Mercantile on the $400,000,000 in credit card loans securitized in the Mercantile Credit Card Master Trust during May 1995, as well as
   $3,052,000 recognized under FAS 125 for investor certificate loans that were sold and reclassified to the investment portfolio. For securitized loans, amounts that would otherwise have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue. Because credit losses are absorbed against credit card servicing income over the life of these transactions, such income may vary depending upon the credit performance of the securitized loans. Mercantile acts as servicing agent and receives loan servicing fees equal to two percent per annum of the securitized receivables. As servicing agent, Mercantile continues to provide customer service to collect past due accounts and to provide other services typically performed for its customers. Accordingly, Mercantile's relationship with its credit card customers is not affected by the securitization.

   Mortgage banking income for the first six months of 1997 was at the same level as last year. Mortgages serviced totaled $6.0 billion at June 30, 1997 compared with $5.7 billion at June 30, 1996. The Roosevelt transaction will add approximately $8.4 billion to servicing volume, and should increase servicing fees significantly in the second half of 1997.

   Miscellaneous income of $36,911,000 was 8.0% higher than in 1996, which included a $10,000,000 gain on the sale of the Mercantile merchant credit card processing business. Significant revenue items in 1997 included a $7,100,000 improvement in cash management fees, a $2,300,000 gain on the sale of the Mark Twain merchant credit card processing business and $800,000 of loan syndication fees. Securities gains of $2,867,000 were realized on the sale of available-for-sale investment securities during the first six months of 1997.

OTHER EXPENSE

   For the first half of 1997, expenses other than interest expense and the provision for possible loan losses were $386,070,000, a 5.3% increase from the 1996 level. Included in other expense in the second quarter of 1997 was $51,863,000 in expenses associated with mergers, largely for investment banking and other professional services, change in control and severance payments, and obsolete equipment write-offs. Nonrecurring merger-related expense of a similar nature which totaled $41,678,000 was recorded in the first quarter of 1996. Excluding nonrecurring merger costs, year-to-date operating expenses increased by 2.9% over 1996, yet declined to 3.03% of average assets compared with 3.10% last year. The efficiency ratio, defined as operating expenses as a percentage of taxable-equivalent net interest income and other income, was also improved, to 54.66% compared with 56.31% last year.

   Other expense from acquisitions accounted for as purchases increased the Corporation's expenses by more than $8,000,000. If expense from acquired banks and nonrecurring acquisition expense are excluded, non-interest expense for the first six months of 1997 was approximately 1% higher than last year.

   Year-to-date salary expenses were 7.9% higher than last year, largely reflecting the costs of merit increases and compensation for employees added in acquisitions. Benefit costs were up by 2.7% due to higher costs of employee benefit programs, a larger salary base and more employees.

   Occupancy and equipment costs through June 30, 1997 increased by 9.3% from the prior year, reflecting the costs of maintaining additional offices, costs associated with modifying computer application systems for the year 2000 and an ongoing program of upgrading systems and equipment to further enhance productivity. Year-to-date expense of $1,823,000 was incurred to ensure that systems are ready for the date transition to the year 2000.

   ----------------------------------------------------------------------------------------------------------
   EXHIBIT 6
   OTHER EXPENSE
   ($ IN THOUSANDS)
                                                      SECOND QUARTER                      SIX MONTHS
                                              1997         1996     CHANGE       1997         1996     CHANGE
                                              ----         ----     ------       ----         ----     ------

    Salaries                                $ 80,599     $ 73,342     9.9%     $158,739     $147,070     7.9%
    Employee benefits                         17,653       17,731     (.4)       37,235       36,263     2.7
                                            --------     --------              --------     --------
        Total Personnel Expense               98,252       91,073     7.9       195,974      183,333     6.9
    Net occupancy                             12,434       11,873     4.7        25,146       23,829     5.5
    Equipment                                 15,005       13,056    14.9        28,821       25,528    12.9
    Postage and freight                        5,804        6,233    (6.9)       12,010       12,261    (2.0)
    Marketing/business development             3,619        3,346     8.2         6,907        6,059    14.0
    Office supplies                            3,357        3,251     3.3         6,629        6,707    (1.2)
    Communications                             3,416        3,091    10.5         6,609        6,196     6.7
    Legal and professional                     2,935        2,961     (.9)        5,739        6,220    (7.7)
    Credit card                                2,380        3,411   (30.2)        4,831        7,241   (33.3)
    FDIC insurance                               742        1,288   (42.4)        1,511        2,547   (40.7)
    Foreclosed property expense               (4,297)        (717)     --        (4,219)        (503)     --
    Intangible asset amortization              4,603        2,914    58.0         8,982        5,736    56.6
    Nonrecurring merger-related expense       51,863           --      --        51,863       41,678    24.4
    Other                                     20,362       21,065    (3.3)       35,267       39,709   (11.2)
                                            --------     --------              --------     --------
        Total Other Expense                 $220,475     $162,845    35.4      $386,070     $366,541     5.3
                                            ========     ========              ========     ========
   ----------------------------------------------------------------------------------------------------------

   Exhibit 6 details the composition of all other operating expenses. Credit card fees declined by $2,410,000 or 33.3%, due primarily to the absence of the costs associated with the merchant processing businesses which were sold. Recoveries related to foreclosed property were $4,219,000 in the first six months of 1997, compared with recoveries of $503,000 in 1996.

   Intangible asset amortization was $8,982,000 in the first six months of 1997, 56.6% higher than in 1996. The increase was caused by additional amortization on goodwill recorded in 1996 purchase acquisitions. The Roosevelt purchase acquisition will increase goodwill by approximately $600 million, which will be reflected in significantly higher intangible asset amortization expense during the second half of 1997.

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for possible loan losses was $234,684,000 or 1.52% of loans outstanding at June 30, 1997 compared with $230,372,000 or 1.54% at year's end and 1.70% at June 30, 1996. The reserve coverage of non-performing loans was 285.57% compared with 318.99% at year-end and 327.33% last year. Approximately one-third of the Corporation's total loan portfolio is invested in residential real estate loans for which the loan loss experience averaged only .06% for the past five years. If those loans are excluded from total loans, the reserve for possible loan losses represented 2.21% of loans outstanding at June 30, 1997.

   ------------------------------------------------------------------------------
   EXHIBIT 7
   RESERVE FOR POSSIBLE LOAN LOSSES
   ($ IN THOUSANDS)
                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                        JUNE 30                   JUNE 30
                                   1997         1996         1997         1996
                                   ----         ----         ----         ----
BEGINNING BALANCE                 $231,496     $242,806     $230,372     $232,288

PROVISION<F*>                       27,695       11,152       46,138       45,301

Charge-offs                        (30,329)     (21,169)     (55,126)     (53,639)
Recoveries                           5,822        4,096       11,685       10,797
                               -----------  -----------  -----------  -----------

  NET CHARGE-OFFS                  (24,507)     (17,073)     (43,441)     (42,842)

Acquired Reserves                       --           --        1,615        2,138
                               -----------  -----------  -----------  -----------

  ENDING BALANCE                  $234,684     $236,885     $234,684     $236,885
                               ===========  ===========  ===========  ===========

LOANS AND LEASES
  June 30 balance              $15,421,311  $13,966,843  $15,421,311  $13,966,843
                               ===========  ===========  ===========  ===========

  Average balance              $15,288,972  $13,860,141  $15,141,515  $13,823,509
                               ===========  ===========  ===========  ===========

RATIOS

  Reserve balance to
    outstanding loans                 1.52%        1.70%        1.52%        1.70%
  Reserve balance to
    non-performing loans            285.57       327.33       285.57       327.33
  Net charge-offs to average
    loans                              .64          .49          .57          .62

   <F*> Includes merger-related provision of $6,540,000 in the second quarter and six months ended June 30, 1997, and $10,851,000 in the six months ended June 30, 1996.
   ------------------------------------------------------------------------------

   The year-to-date 1997 provision for possible loan losses was $46,138,000 compared with $45,301,000 last year. The second quarter of 1997 and the first quarter of 1996 included nonrecurring merger-related provisions of $6,540,000 and $10,851,000, respectively, which were recorded largely to conform the credit policies of recently acquired entities to those of Mercantile; an additional $10,000,000 in provision was recorded in the first quarter of 1996 to partially offset an $11,000,000 charge-off of a credit to a St. Louis-based specialty retailer that declared bankruptcy in late 1995.

   The annualized ratio of net charge-offs to average loans for the first six months of 1997 was .57% compared with .62% last year, while the corresponding net charge-off figures were $43,441,000 and $42,842,000, respectively. The $11,000,000 charge-off in 1996 mentioned above increased the annualized ratio of net charge-offs to average loans by 16 basis points.

   Excluding securitized credit cards, net credit card charge-offs were $32,098,000 in 1997 versus $27,859,000 last year, and represented 8.44% of average credit card loans compared with 6.71% in 1996. Approximately 39% of the 1997 credit card losses were a result of bankruptcy claims. On the managed portfolio, the ratio of net charge-offs to average loans was 8.60% versus 7.53% in the first six months of 1996. By credit policy, losses are taken on credit card loans after six cycles of nonpayment, or within 15 days of receipt of personal bankruptcy notice, if earlier. Excluding those related to credit card loans, net charge-offs were $11,343,000, or .16% of average loans for the first six months of 1997.

   Mercantile evaluates the reserves of all banks on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of those reserves. Management believes the consolidated reserve of 1.52% of total loans and 285.57% of non-performing loans as of June 30, 1997 was adequate based on the risks identified at such date in the respective portfolios.

NON-PERFORMING ASSETS

Non-performing loans (non-accrual and renegotiated loans) were $82,182,000 or .53% of total loans outstanding at June 30, 1997 compared with $84,741,000 or .56% at March 31, 1997 and $72,368,000 or .52% at June 30, 1996. By the
Corporation's definition, all non-accrual and renegotiated commercial-related loans are considered impaired as defined by FAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by FAS 118. Impaired loans totaled $51,047,000 at June 30, 1997 and averaged
$47,716,000 during the first six months of 1997. Foreclosed assets at June 30, 1997 were $13,497,000 compared with $18,115,000 at March 31, 1997 and
$12,307,000 last year. The ratio of non-performing assets to outstanding loans and foreclosed assets was .62% at June 30, 1997 compared with .68% at March 31, 1997 and .61% last year.

----------------------------------------------------------------------------------
EXHIBIT 8
NON-PERFORMING ASSETS
($ IN THOUSANDS)
                                           JUNE 30         DEC. 31         JUNE 30
                                             1997            1996            1996
                                           -------         -------         -------
NON-ACCRUAL LOANS
  Commercial                               $24,465         $21,577         $18,771
  Real estate--commercial                   20,923          15,739          19,366
  Real estate--construction                  3,018           1,346           1,001
  Real estate--residential                  23,103          23,286          23,084
  Consumer                                   5,634           5,011           4,179
                                           -------         -------         -------
TOTAL NON-ACCRUAL LOANS                     77,143          66,959          66,401
RENEGOTIATED LOANS                           5,039           5,260           5,967
                                           -------         -------         -------
TOTAL NON-PERFORMING LOANS                 $82,182         $72,219         $72,368
                                           =======         =======         =======
FORECLOSED ASSETS
  Foreclosed real estate                   $11,696         $13,942         $10,320
  Other foreclosed assets                    1,801           2,829           1,987
                                           -------         -------         -------
TOTAL FORECLOSED ASSETS                    $13,497         $16,771         $12,307
                                           =======         =======         =======
TOTAL NON-PERFORMING ASSETS                $95,679         $88,990         $84,675
                                           =======         =======         =======
PAST-DUE LOANS
  (90 DAYS OR MORE)<F*>
  Commercial                               $ 4,508         $ 2,406         $ 1,942
  Real estate--commercial                    1,391             643           4,152
  Real estate--construction                     58             147             327
  Real estate--residential                   3,300           3,669           4,457
  Consumer                                   2,108           5,487           3,221
  Credit card                               19,140          21,608          18,082
                                           -------         -------         -------
TOTAL PAST-DUE LOANS                       $30,505         $33,960         $32,181
                                           =======         =======         =======
RATIOS<F*>
  Non-performing loans to
    outstanding loans                          .53%            .48%            .52%
  Non-performing assets to
    outstanding loans and foreclosed
    assets                                     .62             .59             .61
  Non-performing assets to
    total assets                               .42             .40             .40

   <F*> Past-due loans 90 days or more are not included in non-performing asset totals or ratios.
----------------------------------------------------------------------------------

Non-accrual loans declined by $2,402,000 from the March 31, 1997 level. Foreclosed property declined by $4,618,000 since March 31, 1997, due to the sale of foreclosed commercial real estate at gains as previously mentioned. As of June 30, 1997, Mercantile had only seven non-accrual loans with balances in excess of $1,000,000, the largest totaling $5,400,000. As significant, the Corporation held only two foreclosed assets with a book value in excess of $1,000,000 with a cumulative book value of less than $3,000,000.

All loans classified as renegotiated were paying in accordance with their modified terms at June 30, 1997. Loans past due 90 days and still accruing interest consisted largely of credit card loans, consumer loans and residential real estate mortgage loans. Exhibit 8 details the composition of loans past due 90 days and over.

CAPITAL RESOURCES

Mercantile maintains a capital base which provides a foundation for anticipated future asset growth and promotes depositor and investor confidence. Capital management is a continuous process at Mercantile, and is focused on ensuring that adequate capital is provided for both current needs and anticipated growth. This strategy has enabled Mercantile to profitably expand its balance sheet, while maintaining capital ratios that exceed minimum capital requirements.

-----------------------------------------------------------------------
EXHIBIT 9
RISK-BASED CAPITAL
($ IN THOUSANDS)
                              JUNE 30         DEC. 31         JUNE 30
                                1997            1996            1996
                              -------         -------         -------
Capital
  Tier I                    $ 1,730,337     $ 1,749,466     $ 1,760,999
  Total                       2,363,965       2,175,712       2,176,326
Risk-adjusted assets         16,664,157      15,905,622      14,906,255
Tier I capital to
  risk-adjusted assets            10.38%          11.00%          11.81%
Total capital to
  risk-adjusted assets            14.19           13.68           14.60
Leverage                           7.80            8.12            8.30
Tangible equity to tangible
  assets                           7.00            8.05            8.45
Double leverage                  114.69          104.57          105.93
-----------------------------------------------------------------------

   At June 30, 1997, shareholders' equity was $1.8 billion, a managed decline of 6.4% from June 30, 1996. Since December 31, 1996, the Corporation repurchased 6.7 million shares of its common stock via designated broker-dealers at an average cost of $38.52 per share. A small portion of that stock was held for reissuance in conjunction with the 1994 Stock Incentive Plan, while the remainder was reissued in the Roosevelt transaction in July 1997. As of July 1, 1997, the Corporation held no tainted treasury shares. To fund announced treasury share repurchases and to finance the Roosevelt acquisition, the Corporation formed Mercantile Capital Trust I on January 29, 1997. Through this trust, Mercantile obtained $150,000,000 of floating-rate debt which, for regulatory purposes, is considered part of Tier I capital. Senior and subordinated debt securities in the amount of $500 million were issued in June 1997, for the same purposes.

   The Parent Company's double leverage ratio, which measures the extent to which the equity capital of its subsidiaries is supported by Parent Company debt rather than equity, was 114.69% at June 30, 1997 compared with 104.57% at year-end 1996. Exhibit 9 details significant capital ratios and intangible assets.

   On July 16, 1997, the Board of Directors declared a three-for-two stock split, in the form of a dividend, payable October 1, 1997 to shareholders of record as of September 10, 1997. The Board of Directors also declared a cash dividend of $.287 per common share, which will be paid October 1, 1997. Book value per common share was $15.85 at June 30, 1997 compared with $16.08 a year earlier, a decrease of 1.4%. Public debt ratings of the Corporation and Mercantile Bank N.A. are shown in Exhibit 10. Moody's Investor Service raised ratings on Mercantile's capital trust securities, senior notes and subordinated notes on July 31, 1997.

   ---------------------------------------------------------------------------------------------------------------------
   EXHIBIT 10
   DEBT RATINGS
                                                                                         THOMSON               STANDARD
                                                MOODY'S              FITCH              BANKWATCH              & POOR'S
                                                -------              -----              ---------              --------
   MERCANTILE BANCORPORATION INC.
     Issuer Rating                                                                          B
     Commercial Paper                                                  F1                 TBW-1
     6.800% Senior Notes, due 2001                 A2                                                            BBB+
     7.050% Senior Notes, due 2004                 A2                                                            BBB+
     7.625% Subordinated Notes, due 2002           A3                                      BBB+                   BBB
     7.300% Subordinated Notes, due 2007           A3                                                             BBB
     Floating Rate Capital Trust Pass-Through
       Securities(SM)                              a2                                                            BBB-
   MERCANTILE BANK N.A.
     Bank Notes                                  A1/P-1                                     A
     6.375% Subordinated Notes, due 2004           A2                  A                    A-                   BBB+
     9.000% Mortgage-backed Notes, due 1999       AAA
     Certificates of Deposit                                                              TBW-1                 A-/A-2
     Letters of Credit                                                                    TBW-1                 A-/A-2
   ---------------------------------------------------------------------------------------------------------------------

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)

                                                        1996                                        1997
                                1ST QTR.        2ND QTR.      3RD QTR.     4TH QTR.        1ST QTR.        2ND QTR.
                                --------        --------      --------     --------        --------        --------
INTEREST INCOME
  Interest and fees on
    loans and leases            $301,389        $303,073      $307,512     $317,682        $321,271        $331,688
  Investments in debt and
    equity securities             75,883          78,334        77,342       74,783          73,282          73,985
  Short-term investments           4,651           4,502         3,637        4,075           3,909           5,490
                                --------        --------      --------     --------        --------        --------
      Total Interest
        Income                   381,923         385,909       388,491      396,540         398,462         411,163
  Tax-equivalent
    adjustment                     4,179           4,061         4,023        4,090           3,857           4,014
                                --------        --------      --------     --------        --------        --------
      TAXABLE-EQUIVALENT
        INTEREST INCOME          386,102         389,970       392,514      400,630         402,319         415,177

INTEREST EXPENSE
  Deposits                       153,725         149,603       148,472      152,189         153,762         155,597
  Borrowed funds                  27,660          28,748        33,402       31,111          32,739          40,003
                                --------        --------      --------     --------        --------        --------
      Total Interest
        Expense                  181,385         178,351       181,874      183,300         186,501         195,600
      TAXABLE-EQUIVALENT
        NET INTEREST
        INCOME                   204,717         211,619       210,640      217,330         215,818         219,577

PROVISION FOR POSSIBLE
LOAN LOSSES                       34,149          11,152        12,614       15,100          18,443          27,695

OTHER INCOME
  Trust                           21,059          22,347        21,058       22,152          22,801          24,022
  Service charges                 21,214          21,967        22,372       23,363          22,798          22,591
  Investment banking and
    brokerage                      8,567           7,631         7,971        8,075           7,982           7,760
  Credit card fees                 1,561           8,322         9,427        8,652           5,399           5,373
  Securitization revenue           4,502           3,325         4,198        3,983           7,292           4,725
  Mortgage banking                 3,168           2,293         2,458        2,788           2,778           2,728
  Securities gains
    (losses)                      (2,722)             98            15        2,526           1,049           1,818
  Other                           12,446          21,733        17,055       23,876          18,001          18,910
                                --------        --------      --------     --------        --------        --------
      Total Other Income          69,795          87,716        84,554       95,415          88,100          87,927

OTHER EXPENSE
  Personnel expense               92,260          91,073        91,303       91,093          97,722          98,252
  Net occupancy and
    equipment                     24,428          24,929        26,114       28,244          26,528          27,439
  Other                           87,008          46,843        58,003       57,370          41,345          94,784
                                --------        --------      --------     --------        --------        --------
      Total Other Expense        203,696         162,845       175,420      176,707         165,595         220,475
                                --------        --------      --------     --------        --------        --------
TAXABLE-EQUIVALENT INCOME
BEFORE INCOME TAXES               36,667         125,338       107,160      120,938         119,880          59,334

INCOME TAXES
  Income taxes                    15,403          43,216        33,995       35,921          41,028          23,141
  Tax-equivalent
    adjustment                     4,179           4,061         4,023        4,090           3,857           4,014
                                --------        --------      --------     --------        --------        --------
    Adjusted Income Taxes         19,582          47,277        38,018       40,011          44,885          27,155
                                --------        --------      --------     --------        --------        --------
      NET INCOME                $ 17,085        $ 78,061      $ 69,142     $ 80,927        $ 74,995        $ 32,179
                                ========        ========      ========     ========        ========        ========
NET INCOME PER COMMON
SHARE                               $.14            $.67          $.61         $.70            $.65            $.29

SIGNIFICANT RATIOS
  Return on assets                   .33%           1.48%         1.32%        1.51%           1.38%            .58%
  Return on equity                  3.50           16.57         15.06        17.05           15.63            7.07

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)
                                                                                      1996
                                                1ST QTR.                2ND QTR.                 3RD QTR.                4TH QTR>
                                          --------------------      -----------------       -----------------       ----------------
                                          VOLUME      RATE<F*>      VOLUME   RATE<F*>       VOLUME   RATE<F*>       VOLUME  RATE<F*>
                                          ------      --------      ------   --------       ------   --------       ------  --------

ASSETS
    Earning Assets
      Loans and leases, net of
        unearned income
        Commercial                      $ 3,809,367     8.52%    $ 3,889,805   8.42%     $ 3,913,530   8.39%     $ 4,071,583   8.38%
        Real estate--commercial           2,788,474     8.79       2,783,201   8.68        2,769,282   8.67        2,780,313   8.61
        Real estate--construction           517,735     9.15         493,196   9.40          504,516   9.11          565,702   9.17
        Real estate--residential          4,097,276     8.20       4,121,151   8.26        4,291,098   8.24        4,518,685   8.18
        Consumer                          1,741,215     8.93       1,744,060   8.93        1,745,806   8.88        1,815,552   8.78
        Credit card                         832,807    12.77         828,728  13.30          852,651  12.69          873,195  12.69
                                        -----------              -----------             -----------             -----------
          Total Loans and Leases         13,786,874     8.78      13,860,141   8.78       14,076,883   8.78       14,625,030   8.73
      Investments in debt and equity
        securities
        Trading                              80,820     6.36          46,224   6.14           36,909   6.09           61,987   6.62
        Taxable                           4,549,195     6.04       4,741,940   6.08        4,637,674   6.15        4,457,449   6.13
        Tax-exempt                          438,975     8.02         419,012   7.94          407,746   8.03          408,634   7.85
                                        -----------              -----------             -----------             -----------

          Total Investments in
            Debt and Equity
            Securities                    5,068,990     6.22       5,207,176   6.23        5,082,329   6.30        4,928,070   6.28
      Short-term investments                318,456     5.78         316,621   5.63          251,366   5.66          283,689   5.62
                                        -----------              -----------             -----------             -----------

          Total Earning Assets           19,174,320     8.10      19,383,938   8.09       19,410,578   8.04       19,836,789   8.03

    Non-earning assets                    1,629,100                1,723,196               1,541,955               1,560,218
                                        -----------              -----------             -----------             -----------

          Total Assets                  $20,803,420              $21,107,134             $20,952,533             $21,397,007
                                        ===========              ===========             ===========             ===========

LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing           $  2,436,622              $ 3,127,700             $ 3,049,048             $ 2,811,011
        Interest bearing demand           2,466,330     2.18       2,463,727   2.12        2,404,524   2.11        2,488,966   2.12
        Money market accounts             2,576,809     3.87       2,665,609   3.80        2,690,505   3.84        2,752,013   3.85
        Savings                           1,137,417     2.33       1,141,065   2.29        1,115,226   2.28        1,097,718   2.28
        Consumer time
          certificates under $100,000     6,224,647     5.64       6,132,446   5.55        6,027,972   5.49        6,141,077   5.47
        Other time                           41,415    19.18         237,030   3.35          235,903   3.31          229,722   3.25
                                        -----------              -----------             -----------             -----------
          Total Core Deposits            14,883,240     4.33      15,767,577   4.18       15,523,178   4.15       15,520,507   4.15
        Time certificates
          $100,000 and over               1,221,758     5.63       1,182,028   5.52        1,127,078   5.49        1,194,693   5.48
        Foreign                             174,667     5.66         152,075   5.52          189,295   5.53          220,239   5.69
                                        -----------              -----------             -----------             -----------
          Total Purchased Deposits        1,396,425     5.65       1,334,103   5.53        1,316,373   5.51        1,414,932   5.53
                                        -----------              -----------             -----------             -----------
          Total Deposits                 16,279,665     4.47      17,101,680   4.31       16,839,551   4.28       16,935,439   4.29
      Short-term borrowings               1,683,491     4.06       1,275,348   5.82        1,415,786   6.47        1,703,705   5.05
      Bank notes                            265,385     5.92         275,000   5.66          275,000   5.79          227,174   5.78
      Long-term debt                        337,317     7.54         325,583   7.36          312,379   7.42          305,211   7.41
                                        -----------              -----------             -----------             -----------
          Total Acquired Funds           18,565,858     4.52      18,977,611   4.53       18,842,716   4.58       19,171,529   4.46
    Other liabilities                       283,148                  245,315                 273,117                 326,991
SHAREHOLDERS' EQUITY                      1,954,414                1,884,208               1,836,700               1,898,487
                                        -----------              -----------             -----------             -----------
          Total Liabilities
            and Shareholders'
            Equity                      $20,803,420              $21,107,134             $20,952,533             $21,397,007
                                        ===========              ===========             ===========             ===========

SIGNIFICANT RATIOS
      Net interest rate spread                 3.58%                    3.56%                   3.46%                   3.57%
      Net interest rate margin                 4.29                     4.39                    4.32                    4.36

<F*>Taxable-equivalent basis.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)
                                                          1997                                 1996                      1997
                                            1ST QTR.                 2ND QTR.               SIX MONTHS                SIX MONTHS
                                      -------------------      -------------------      -------------------        -----------------
                                      VOLUME     RATE<F*>      VOLUME     RATE<F*>      VOLUME     RATE<F*>        VOLUME   RATE<F*>
                                      ------     --------      ------     --------      ------     --------        ------   --------
ASSETS
     Earning Assets
       Loans and leases, net of
        unearned income
         Commercial                $ 4,245,981    8.41%     $ 4,438,250    8.56%      $ 3,849,584    8.47%      $ 4,342,641    8.48%
         Real estate--commercial     2,853,272    8.63        2,893,046    8.78         2,785,836    8.73         2,873,268    8.70
         Real estate--construction     580,920    8.89          638,771    8.93           505,468    9.27           610,005    8.91
         Real estate--residential    4,640,759    8.06        4,720,701    8.10         4,109,216    8.23         4,680,949    8.08
         Consumer                    1,851,364    8.83        1,895,587    8.88         1,742,637    8.93         1,873,600    8.85
         Credit card                   820,140   13.31          702,617   13.33           830,768   13.03           761,052   13.32
                                   -----------              -----------               -----------               -----------
           Total Loans and Leases   14,992,436    8.60       15,288,972    8.72        13,823,509    8.78        15,141,515    8.66
       Investments in debt and
      equity securities
         Trading                        68,823    6.81           93,156    7.00            63,522    6.28            81,057    6.92
         Taxable                     4,330,115    6.17        4,326,163    6.22         4,645,575    6.06         4,328,128    6.19
         Tax-exempt                    397,502    7.95          383,181    8.00           428,990    7.98           390,302    7.98
                                   -----------              -----------               -----------               -----------
           Total Investments in
           Debt and Equity
           Securities                4,796,440    6.33        4,802,500    6.38         5,138,087    6.22         4,799,487    6.35
       Short-term investments          284,131    5.50          385,227    5.64           317,534    5.70           334,962    5.58
                                   -----------              -----------               -----------               -----------
           Total Earning Assets     20,073,007    8.13       20,476,699    8.13        19,279,130    8.10        20,275,964    8.13
    Non-earning assets               1,687,833                1,892,478                 1,676,149                 1,790,722
                                   -----------              -----------               -----------               -----------
           Total Assets            $21,760,840              $22,369,177               $20,955,279               $22,066,686
                                   ===========              ===========               ===========               ===========
 LIABILITIES
     Acquired Funds
       Deposits
         Non-interest bearing      $ 2,748,108              $ 3,082,060               $ 2,782,164               $ 2,916,000
         Interest bearing demand     2,550,948    2.14        2,528,212    2.09         2,465,034    2.15         2,539,516    2.12
         Money market accounts       2,791,936    3.89        2,783,727    3.95         2,621,211    3.84         2,787,812    3.92
         Savings                     1,091,994    2.27        1,103,230    2.27         1,139,235    2.31         1,097,645    2.27
         Consumer time
         certificates under
         $100,000                    6,181,763    5.48        6,113,801    5.48         6,178,540    5.60         6,147,595    5.48
         Other time                    155,230    4.71          160,942    4.25           139,223    5.71           158,102    4.47
                                   -----------              -----------               -----------               -----------
           Total Core Deposits      15,519,979    4.18       15,771,972    4.18        15,325,407    4.25        15,646,670    4.18
         Time certificates
         $100,000 and over           1,286,701    5.49        1,219,901    5.52         1,201,892    5.58         1,253,116    5.50
         Foreign                       344,388    5.48          468,671    5.67           163,371    5.60           406,873    5.59
                                   -----------              -----------               -----------               -----------
           Total Purchased
           Deposits                  1,631,089    5.50        1,688,572    5.58         1,365,263    5.59         1,659,989    5.54
                                   -----------              -----------               -----------               -----------
           Total Deposits           17,151,068    4.33       17,460,544    4.34        16,690,670    4.39        17,306,659    4.34
       Short-term borrowings         1,810,192    5.05        2,101,845    5.25         1,479,420    4.82         1,956,826    5.16
       Bank notes                      175,000    5.81          175,000    5.95           270,192    5.79           175,000    5.88
       Long-term debt                  398,052    7.36          530,593    7.07           331,452    7.45           464,689    7.19
                                   -----------              -----------               -----------               -----------
           Total Acquired Funds     19,534,312    4.51       20,267,982    4.57        18,771,734    4.52        19,903,174    4.54
     Other liabilities                 306,844                  279,784                   264,235                   293,241
 SHAREHOLDERS' EQUITY                1,919,684                1,821,411                 1,919,310                 1,870,271
                                   -----------              -----------               -----------               -----------
          Total Liabilities and
          Shareholders' Equity     $21,760,840              $22,369,177               $20,955,279               $22,066,686
                                   ===========              ===========               ===========               ===========
 SIGNIFICANT RATIOS
       Net interest rate spread                   3.62%                    3.56%                     3.58%                    3.59%
       Net interest rate margin                   4.36                     4.30                      4.34                     4.33

<F*>Taxable-equivalent basis.

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits

            4.1   Supplemental Indenture of First Supplemental Indenture dated May 22, 1997, between Mercantile, as Issuer, and The Chase Manhattan Bank, as Trustee, filed as Exhibit 4.12 to Amendment No. 1 to
                  Registrant's Registration Statement on Form S-4 (No. 333-25131), is incorporated herein by reference.

            4.2   Form of Indenture Regarding Senior Debt Securities, filed as Exhibit 4.1 to Registrant's
                  Registration Statement on Form S-3 (No. 333-25775), is incorporated herein by reference.

            4.3   Form of Indenture Regarding Subordinated Debt Securities, filed as Exhibit 4.2 to Registrant's
                  Registration Statement on Form S-3 (No. 333-25775), is incorporated herein by reference.

           10     Employment Agreement for Stanley J. Bradshaw dated December 22, 1996.

           27     Financial Data Schedule

     (b)   Reports on Form 8-K:

                  During the quarter ended June 30, 1997, Registrant filed two (2) Current Reports on Form 8-K and one
                  (1) Current Report on Form 8-K/A. In its Current Report on Form 8-K, dated May 2, 1997, under Item
                  2, Registrant disclosed that it had, effective April 25, 1997, consummated its acquisition of Mark
                  Twain Bancshares, Inc. ("Mark Twain") through the merger of Mark Twain with and into a wholly owned subsidiary of Registrant, with the shareholders of Mark Twain to receive an aggregate of approximately 24,088,713 shares of Registrant's common stock in exchange for their Mark Twain shares.

                  In its Current Report on Form 8-K, dated May 13, 1997, under Item 5 and in connection with
                  Registrant's acquisition of Mark Twain, Registrant filed Audited Supplemental Consolidated Financial
                  Statements restating the Registrant's historical consolidated financial statements as of and for the years ended December 31, 1996, 1995 and 1994 to reflect the Mark Twain transaction. In addition,
                  Registrant also filed Unaudited Interim Consolidated Financial Statements restating the Registrant's historical consolidated financial statements as of and for the three-month periods ended March 31,
                  1997 and 1996 to reflect the Mark Twain transaction.

                  In its Current Report on Form 8-K/A, dated May 22, 1997, under Items 5 and 7 and in connection with
                  Registrant's acquisition of Mark Twain, Registrant incorporated by reference the following audited financial statements of Mark Twain from Mark Twain's Annual Report on Form 10-K for the fiscal year ended December 31, 1996:

                  1. Independent Auditors' Report;

                  2. Consolidated Balance Sheets as of December 31, 1996 and 1995;

                  3. Consolidated Statements of Income for the Three Years Ended December 31, 1996, 1995 and 1994;

                  4. Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1996, 1995 and 1994;
                     and

                  5. Notes to Consolidated Financial Statements.


                  The following unaudited financial statements of Mark Twain and its subsidiaries were incorporated by reference into Registrant's Form 8-K/A from Mark Twain's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997:

                  1. Condensed Consolidated Balance Sheets as of March 31, 1997 and 1996, and December 31, 1996;

                  2. Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1997 and 1996;

                  3. Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and
                     1996; and

                  4. Notes to Condensed Consolidated Financial Statements.

                  The following unaudited pro forma combined consolidated financial statements of Registrant reflecting the merger with Mark Twain were incorporated by reference into the Registrant's Form
                  8-K/A from Registrant's Registration Statement on Form S-4 filed May 19, 1997:

                  1. Pro Forma Combined Consolidated Balance Sheet as of March 31, 1997;

                  2. Pro Forma Combined Consolidated Income Statements for the Three Years Ended December 31, 1996,
                     1995 and 1994 and the Three Months Ended March 31, 1997 and 1996; and

                  3. Notes to Pro Forma Combined Consolidated Financial Statements.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERCANTILE BANCORPORATION INC.
                                                 (Registrant)

Date   August 14, 1997                        /s/  JOHN Q. ARNOLD
       ---------------------------      ---------------------------------
                                                  John Q. Arnold
                                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION                         LOCATION
----------          -----------                         --------
    10        Employment Agreement for Stanley
              J. Bradshaw dated December 22, 1996    Included herein

    27        Financial Data Schedule                Included herein