Form 10-Q
period 1997-09-30
MERCANTILE BANCORPORATION INC
filed 1997-11-13
CIK 64907

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

    FOR QUARTER ENDED SEPTEMBER 30, 1997    COMMISSION FILE NUMBER 1-11792

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

COMMON STOCK, $.01 PAR VALUE, 130,289,361 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON OCTOBER 31, 1997. THE NUMBER OF SHARES OUTSTANDING HAS BEEN RESTATED TO GIVE EFFECT TO A THREE-FOR-TWO STOCK SPLIT DISTRIBUTED ON OCTOBER 1, 1997.

===============================================================================

                                                        INDEX

                                             PART I--FINANCIAL INFORMATION

                                                                                                                PAGE NO.
                                                                                                                --------
Item 1-- Financial Statements
    Consolidated Statement of Income
    Three months and nine months ended September 30, 1997 and 1996                                                 3

    Consolidated Balance Sheet
    September 30, 1997 and 1996, and December 31, 1996                                                             4

    Consolidated Statement of Changes in Shareholders' Equity
    Nine months ended September 30, 1997 and 1996                                                                  5

    Consolidated Statement of Cash Flows
    Nine months ended September 30, 1997 and 1996                                                                  6

    Notes to Consolidated Financial Statements                                                                     7

Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations                     9

                                PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K                                                                          25

Signature                                                                                                         27

Exhibit Index                                                                                                     28

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(THOUSANDS EXCEPT PER COMMON SHARE DATA)

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30                     SEPTEMBER 30
                                                                1997            1996             1997             1996
                                                                ----            ----             ----             ----
        INTEREST INCOME
          Interest and fees on loans and leases                 $415,068        $307,512        $1,068,027      $  911,974
          Investments in debt and equity securities
            Trading                                                1,640             564             4,440           2,562
            Taxable                                              112,875          71,231           246,824         211,858
            Tax-exempt                                             4,949           5,547            15,467          17,139
                                                                --------        --------        ----------      ----------
              Total Investments in Debt and Equity
                 Securities                                      119,464          77,342           266,731         231,559
          Due from banks--interest bearing                         3,014           1,019             6,050           2,801
          Federal funds sold and repurchase agreements             5,016           2,618            11,379           9,989
                                                                --------        --------        ----------      ----------
              Total Interest Income                              542,562         388,491         1,352,187       1,156,323

        INTEREST EXPENSE
          Interest bearing deposits                              210,964         145,798           508,884         444,504
          Foreign deposits                                         7,707           2,674            19,146           7,296
          Short-term borrowings                                   50,727          23,410           101,487          59,425
          Bank notes                                               2,687           4,070             7,860          11,979
          Long-term debt                                          18,343           5,922            35,152          18,406
                                                                --------        --------        ----------      ----------
              Total Interest Expense                             290,428         181,874           672,529         541,610
                                                                --------        --------        ----------      ----------
              NET INTEREST INCOME                                252,134         206,617           679,658         614,713
        PROVISION FOR POSSIBLE LOAN LOSSES<F1>                    27,478          12,614            73,616          57,915
                                                                --------        --------        ----------      ----------
              NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES                         224,656         194,003           606,042         556,798

        OTHER INCOME
          Trust                                                   24,865          21,058            71,688          64,464
          Service charges                                         27,236          22,372            72,625          65,553
          Investment banking and brokerage                        10,086           7,971            25,828          24,169
          Credit card fees                                         5,649           9,427            16,421          19,310
          Securitization revenue                                   3,357           4,198            15,374          12,025
          Mortgage banking                                         7,378           2,458            12,884           7,919
          Securities gains (losses)<F1>                            2,034              15             4,901          (2,609)
          Other                                                   22,631          17,055            59,542          51,234
                                                                --------        --------        ----------      ----------
              Total Other Income                                 103,236          84,554           279,263         242,065

        OTHER EXPENSE
          Salaries                                                91,056          74,254           249,795         221,324
          Employee benefits                                       20,320          17,049            57,555          53,312
          Net occupancy                                           15,368          12,608            40,514          36,437
          Equipment                                               16,696          13,506            45,517          39,034
          Intangible asset amortization                           14,655           2,904            23,637           8,640
          Loss on the sale of credit card loans<F1>               50,000              --            50,000              --
          Other<F1>                                              108,239          55,099           235,386         183,214
                                                                --------        --------        ----------      ----------
              Total Other Expense                                316,334         175,420           702,404         541,961
                                                                --------        --------        ----------      ----------
              INCOME BEFORE INCOME TAXES                          11,558         103,137           182,901         256,902
        INCOME TAXES<F1>                                           8,902          33,995            73,071          92,614
                                                                --------        --------        ----------      ----------
              NET INCOME<F1>                                    $  2,656        $ 69,142        $  109,830      $  164,288
                                                                ========        ========        ==========      ==========

        PER COMMON SHARE DATA
          Average shares outstanding                         130,152,828     113,964,249       119,079,189     116,249,358
          Net income<F2>                                           $.02            $.61              $.92           $1.41
          Dividends declared                                        .287            .273              .861            .819

<F1> Includes the following nonrecurring amounts:

              Provision for possible loan losses                $ 13,800         $    --         $  20,340        $ 10,851
              Other income (securities losses)                        --              --                --          (3,082)
              Loss on the sale of credit card loans               50,000              --            50,000              --
              Other expense                                       69,530          12,385           121,393          54,063
              Income tax benefit                                 (43,379)         (4,335)          (59,356)        (19,934)
                                                                --------         -------         ---------        --------
                Impact on Net Income                            $(89,951)        $(8,050)        $(132,377)       $(48,062)
                                                                ========        ========         =========        =========

<F2> Earnings per common share is calculated by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)
                                                                                             SEPT. 30       DEC. 31      SEPT. 30
                                                                                               1997          1996          1996
                                                                                             --------       -------      --------
ASSETS
    Cash and due from banks                                                                 $ 1,043,236   $ 1,296,053   $ 1,071,543
    Due from banks--interest bearing                                                            303,276        96,453        75,163
    Federal funds sold and repurchase agreements                                                171,703       265,498       199,391
    Investments in debt and equity securities
      Trading                                                                                   137,761        31,272        44,473
      Available-for-sale (Amortized cost of $6,868,197,
        $4,139,525, and $4,428,521, respectively)                                             6,904,529     4,149,674     4,397,816
      Held-to-maturity (Estimated fair value of $280,467,
        $567,152 and $582,672, respectively)                                                    277,311       565,045       585,067
                                                                                            -----------   -----------   -----------
          Total Investments in Debt and Equity Securities                                     7,319,601     4,745,991     5,027,356
    Loans held-for-sale                                                                          72,852        66,373        63,943
    Loans and leases, net of unearned income                                                 19,047,945    14,886,257    14,207,842
                                                                                            -----------   -----------   -----------
          Total Loans and Leases                                                             19,120,797    14,952,630    14,271,785
    Reserve for possible loan losses                                                           (257,261)     (230,372)     (233,631)
                                                                                            -----------   -----------   -----------
          Net Loans and Leases                                                               18,863,536    14,722,258    14,038,154
    Bank premises and equipment                                                                 448,935       367,311       346,554
    Intangible assets                                                                           821,726       186,181       126,469
    Receivable for credit card loans sold                                                       372,835            --            --
    Other assets                                                                                635,515       350,634       379,645
                                                                                            -----------   -----------   -----------
          Total Assets                                                                      $29,980,363   $22,030,379   $21,264,275
                                                                                            ===========   ===========   ===========
LIABILITIES
    Deposits
      Non-interest bearing                                                                  $ 3,134,713   $ 3,003,972   $ 3,083,009
      Interest bearing                                                                       18,308,044    14,080,592    13,563,887
      Foreign                                                                                   669,483       251,887       328,717
                                                                                            -----------   -----------   -----------
          Total Deposits                                                                     22,112,240    17,336,451    16,975,613
    Federal funds purchased and repurchase agreements                                         2,299,527     1,781,011     1,347,149
    Other short-term borrowings                                                               1,472,186       206,253       239,286
    Bank notes                                                                                  175,000       175,000       275,000
    Long-term debt                                                                            1,019,092       304,831       305,291
    Company-obligated mandatorily redeemable preferred
      securities of Mercantile Capital Trust I                                                  150,000            --            --
    Other liabilities                                                                           397,639       281,182       297,630
                                                                                            -----------   -----------   -----------
          Total Liabilities                                                                  27,625,684    20,084,728    19,439,969

Commitments and contingent liabilities                                                               --            --            --


                                                            SEPT. 30   DEC. 31   SEPT. 30
                                                              1997       1996      1996
                                                            --------   -------   --------
SHAREHOLDERS' EQUITY
    Preferred stock--no par value
      Shares authorized                                        5,000      5,000     5,000
      Shares issued and outstanding                               --         --        --            --            --            --
    Common stock--$.01 par value at September 30, 1997,
      and $5.00 par value at December 31, 1996 and
      September 30, 1996
      Shares authorized                                      200,000    200,000   200,000
      Shares issued                                          130,446    118,821   118,280         1,304       594,107       591,400
    Capital surplus                                                                             939,387        34,956        31,231
    Retained earnings                                                                         1,393,875     1,392,218     1,342,401
    Valuation on available-for-sale securities                                                   25,527         8,571        (4,078)
    Treasury stock, at cost                                      157      2,591     4,638        (5,414)      (84,201)     (136,648)
                                                                                            -----------   -----------   -----------
          Total Shareholders' Equity                                                          2,354,679     1,945,651     1,824,306
                                                                                            -----------   -----------   -----------
          Total Liabilities and Shareholders' Equity                                        $29,980,363   $22,030,379   $21,264,275
                                                                                            ===========   ===========   ===========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
($ IN THOUSANDS)

                                               COMMON STOCK
                                          ---------------------                                                        TOTAL
                                          OUTSTANDING              PREFERRED   CAPITAL    RETAINED     TREASURY    SHAREHOLDERS'
                                            SHARES      DOLLARS      STOCK     SURPLUS   EARNINGS<F*>    STOCK        EQUITY
                                          -----------   -------    ---------   -------   ------------  --------    -------------
BALANCE AT DECEMBER 31, 1995             116,815,628    $594,430    $ 12,153    $ 88,284   $1,281,183   $ (60,557)   $1,915,493
Net income                                                                                    164,288                   164,288
Common dividends declared:
  Mercantile Bancorporation Inc.--$.819
   per share                                                                                  (76,234)                  (76,234)
  Pooled company prior to acquisition                                                         (15,017)                  (15,017)
Preferred dividends declared                                                                     (408)                     (408)
Redemption of preferred stock                                        (12,153)                    (531)                  (12,684)
Issuance of common stock in acquisitions
  of:
  Peoples State Bank                         488,756                                 849                   14,791        15,640
  Metro Savings Bank, F.S.B.                 296,853                                  57           14       8,983         9,054
  Security Bank of Conway, F.S.B.            482,946                                  75                   14,614        14,689
  First Sterling Bancorp, Inc.               782,126       3,911                     572       13,772                    18,255
Issuance of common stock for:
  Employee incentive plans                   285,427       1,057                  (2,823)                   2,100           334
  Convertible notes                          409,527       2,048                   2,507                                  4,555
Net fair value adjustment on
  available-for-sale securities                                                               (29,855)                  (29,855)
Purchase of treasury stock                (5,847,900)                                                    (173,686)     (173,686)
Reissuance and retirement of treasury
  stock                                                   (9,688)                (47,478)                  57,166            --
Pre-merger transactions of pooled
  company and other                          (71,417)       (358)                (10,812)       1,111         (59)      (10,118)
                                         -----------    --------    --------    --------   ----------   ---------    ----------
BALANCE AT SEPTEMBER 30, 1996            113,641,946    $591,400    $     --    $ 31,231   $1,338,323   $(136,648)   $1,824,306
                                         ===========    ========    ========    ========   ==========   =========    ==========
BALANCE AT DECEMBER 31, 1996             116,229,704    $594,107    $     --    $ 34,956   $1,400,789   $ (84,201)   $1,945,651
Net income                                                                                    109,830                   109,830
Common dividends declared:
  Mercantile Bancorporation Inc.--$.861
    per share                                                                                 (95,086)                  (95,086)
  Pooled company prior to acquisition                                                         (12,812)                  (12,812)
Issuance of common stock in acquisitions
  of:
  Roosevelt Financial Group, Inc.         18,948,884         123                 353,128        6,872     280,981       641,104
  Regional Bancshares, Inc.                  900,625                                (474)         361      28,813        28,700
Change in par value of common stock
  from $5.00 per share to $.01
  per share                                             (587,001)                587,001                                     --
Issuance of common stock for:
  Employee incentive plans                   695,266         320                   6,166                    4,773        11,259
  Convertible notes                           75,384          80                     758                                    838
Net fair value adjustment on
  available-for-sale securities                                                                 9,451                     9,451
Purchase of treasury stock                (6,750,199)                                                    (285,958)     (285,958)
Reissuance and retirement of treasury
  stock                                                   (7,396)                (42,950)                  50,346            --
Pre-merger transactions of pooled
  company and other                          189,697       1,071                     802           (3)       (168)        1,702
                                         -----------    --------    --------    --------   ----------   ---------    ----------
BALANCE AT SEPTEMBER 30, 1997            130,289,361    $  1,304    $     --    $939,387   $1,419,402   $  (5,414)   $2,354,679
                                         ===========    ========    ========    ========   ==========   =========    ==========

<F*>Includes valuation on available-for-sale securities.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                                1997            1996
                                                                                                ----            ----
        OPERATING ACTIVITIES
          Net income                                                                        $   109,830      $  164,288
          Adjustments to reconcile net income to net cash provided by operating activities
            Provision for possible loan losses                                                   73,616          57,915
            Depreciation and amortization                                                        39,137          32,200
            Provision for deferred income taxes (credits)                                           (78)        (10,401)
            Net change in loans held-for-sale                                                    (6,479)         30,934
            Net change in trading securities                                                   (147,357)         19,910
            Net change in accrued interest receivable                                              (283)          3,644
            Net change in accrued interest payable                                               37,544         (17,376)
            Other, net                                                                          (52,297)         97,512
                                                                                            -----------      ----------
              Net Cash Provided by Operating Activities                                          53,633         378,626

        INVESTING ACTIVITIES
          Investments in debt and equity securities, other than trading securities
            Purchases                                                                        (2,023,967)     (1,329,445)
            Proceeds from maturities                                                          2,051,277       1,225,237
            Proceeds from sales of available-for-sale securities                                344,937          98,171
          Net change in loans and leases                                                       (702,073)       (545,760)
          Purchases of loans and leases                                                        (248,655)        (91,349)
          Proceeds from sales of loans and leases                                               411,926         222,323
          Purchases of premises and equipment                                                   (69,196)        (49,999)
          Proceeds from sales of premises and equipment                                           3,701           7,979
          Proceeds from sales of foreclosed property                                             36,989          25,651
          Cash and cash equivalents from acquisitions, net of cash paid                        (273,175)         37,240
          Sale of banking offices                                                              (167,488)         (8,821)
          Other, net                                                                              6,143          15,641
                                                                                            -----------      ----------
              Net Cash Used by Investing Activities                                            (629,581)       (393,132)

        FINANCING ACTIVITIES
          Net change in non-interest bearing, savings, interest bearing demand and
              money market deposit accounts                                                     963,518         482,548
          Net change in time certificates of deposit under $100,000                          (1,714,159)       (315,587)
          Net change in time certificates of deposit $100,000 and over                           12,400         (39,253)
          Net change in other time deposits                                                     (68,623)        194,218
          Net change in foreign deposits                                                        417,596         119,547
          Net change in short-term borrowings                                                   475,624        (380,687)
          Issuance of bank notes                                                                     --          25,000
          Issuance of long-term debt                                                            607,501           2,607
          Issuance of company-obligated mandatorily
              redeemable preferred securities                                                   150,000              --
          Principal payments on long-term debt                                                  (13,401)        (31,975)
          Cash dividends paid                                                                  (107,898)        (91,659)
          Proceeds from issuance of common stock                                                 12,685             856
          Purchase of treasury stock                                                           (297,733)       (192,066)
          Redemption of preferred stock                                                              --         (12,684)
          Other, net                                                                             (1,351)          1,389
                                                                                            -----------      ----------
              Net Cash Provided (Used) by Financing Activities                                  436,159        (237,746)
                                                                                            -----------      ----------
        DECREASE IN CASH AND CASH EQUIVALENTS                                                  (139,789)       (252,252)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,658,004       1,598,349
                                                                                            -----------      ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 1,518,215      $1,346,097
                                                                                            ===========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

ACCOUNTING POLICIES

The consolidated financial statements include all adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods and are of a normal recurring nature, with the exception of the nonrecurring charges disclosed in Note 1 of the Consolidated Statement of Income on Page 4.

Derivative Financial Instruments:

Mercantile Bancorporation Inc. ("Mercantile" or "Corporation") is a party to certain financial instruments, primarily to stabilize interest rate margins and to hedge against interest rate movements. An instrument designated to hedge an asset or liability carried at cost is accounted for on an accrual basis, in which the interest income or interest expense of the related asset or liability is adjusted for the net amount of any interest receivable or payable generated by the hedging instrument. There is no market valuation on these interest rate contracts. If the underlying assets or liabilities hedged are no longer recorded on the Consolidated Balance Sheet (e.g., due to sale), the gain or loss related to the interest rate contract is recognized through earnings immediately.

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

FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. Disclosures prescribed in FAS 130 and FAS 131 will be required for periods beginning after December 15, 1997. Additionally, in January 1997 the Securities and Exchange Commission issued Release No. 33-7386 relating to derivatives and exposures to market risk from derivative and other financial instruments. The market risk disclosures are required commencing with the Corporation's 1997 Annual Report on Form 10-K. Mercantile is currently evaluating the impact of FAS 130, FAS 131 and Release No. 33-7386 on future financial statement disclosures.

NOTE C

ACQUISITIONS

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

Net income and net income per common share for Mercantile and Mark Twain prior to the pooling-of-interests were as follows:

                                            (THOUSANDS EXCEPT PER
                                              COMMON SHARE DATA)

                                        THREE MONTHS      NINE MONTHS
                                            ENDED            ENDED
                                          SEPT. 30,        SEPT. 30,
                                            1996             1996
                                        ------------      -----------

MERCANTILE

Net income                                $55,676          $125,317

Net income per common share                   .61              1.34

MARK TWAIN

Net income                                $13,466          $ 38,971

Primary earnings per share                    .83              2.38

On July 1, 1997, the Corporation acquired Roosevelt Financial Group, Inc. ("Roosevelt"), a $7.3 billion-asset thrift holding company headquartered in St. Louis, Missouri. The Roosevelt acquisition was accounted for as a purchase. Unaudited pro forma combined consolidated financial data including the Corporation and Roosevelt as of or for the nine months ending September 30, 1997 and 1996 is disclosed below. The unaudited pro forma combined consolidated financial data provided includes the impact of goodwill amortization and the reduction in net interest income due to: 1) interest lost on cash paid for share repurchases or paid directly to Roosevelt shareholders as consideration; and 2) interest on $650 million of senior debt, subordinated debt and redeemable preferred securities issued in 1997 largely to finance the Roosevelt acquisition, offset by interest earned on funds not utilized in the acquisition.

                                            (THOUSANDS EXCEPT PER
                                              COMMON SHARE DATA)
                                      AS OF OR FOR THE NINE MONTHS ENDED

                                          SEPT. 30,        SEPT. 30,
                                            1997             1996
                                       ---------------  ---------------

Total assets                                              $31,081,791

Net interest income                         $790,591          781,963

Other income                                 266,689          273,662

Net income                                    69,261          153,904

Net income per common share                      .54             1.19

NOTE D

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF MERCANTILE CAPITAL TRUST I

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

-----------------------------------------------------------------------------------------------------------------------------------
EXHIBIT 1
HIGHLIGHTS<F1>
                                                                     THIRD QUARTER                    NINE MONTHS
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)                1997         1996        CHANGE      1997         1996       CHANGE
----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
    Net income                                               $  .02       $  .61       (96.7)%     $  .92       $ 1.41      (34.8)%
    Dividends declared                                          .287         .273        5.1          .861         .819       5.1
    Book value at September 30                                18.07        16.05        12.6        18.07        16.05       12.6
    Market price at September 30                              50 3/4       34 11/16     46.3        50 3/4       34 11/16    46.3
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS AND SELECTED RATIOS
EXCLUDING NONRECURRING EXPENSE<F2>
    Adjusted net income                                     $92,607      $77,192    20.0%       $242,207     $212,350    14.1%
    Adjusted net income per common share                        .71          .68     4.4            2.03         1.82    11.5
    Return on assets                                           1.24%        1.47%                   1.31%        1.35%
    Return on equity                                          15.26        16.81                   15.69        14.97
    Efficiency ratio                                          54.80        55.23                   54.71        55.94
    Other expense to average assets                            2.63         3.11                    2.86         3.10
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS<F3>
    Taxable-equivalent net interest income                 $255,875     $210,640    21.5%       $691,270     $626,976    10.3%
    Tax-equivalent adjustment                                 3,741        4,023    (7.0)         11,612       12,263    (5.3)
    Net interest income                                     252,134      206,617    22.0         679,658      614,713    10.6
    Provision for possible loan losses                       27,478       12,614      --          73,616       57,915    27.1
    Other income                                            103,236       84,554    22.1         279,263      242,065    15.4
    Other expense                                           316,334      175,420    80.3         702,404      541,961    29.6
    Income taxes                                              8,902       33,995   (73.8)         73,071       92,614   (21.1)
    Net income                                                2,656       69,142   (96.2)        109,830      164,288   (33.1)
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA<F3>
    Return on assets                                            .04%        1.32%                    .59%        1.05%
    Return on equity                                            .44        15.06                    7.12        11.58
    Efficiency ratio                                          88.09        59.43                   72.37        62.36
    Other expense to average assets                            4.23         3.35                    3.79         3.45

    Net interest rate margin                                   3.71         4.32                    4.08         4.33

    Tier I capital to risk-adjusted assets                                                          8.66        11.12
    Total capital to risk-adjusted assets                                                          12.06        13.87
    Leverage                                                                                        5.88         8.03
    Tangible equity to tangible assets                                                              5.26         8.03
    Equity to assets                                                                                7.85         8.58

    Reserve for possible loan losses to outstanding
      loans                                                                                         1.35         1.64
    Reserve for possible loan losses to non-performing
      loans                                                                                       221.85       356.05
    Non-performing loans to outstanding loans                                                        .61          .46

    Banks                                                                                             25           42
    Banking offices                                                                                  583          481
    Full-time equivalent employees                                                                 9,402        8,652
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
    Total assets                                        $29,933,772  $20,952,533    42.9%    $24,717,869  $20,954,358    18.0%
    Earning assets                                       27,328,250   19,410,578    40.8      22,652,557   19,323,264    17.2
    Loans and leases                                     19,549,835   14,076,883    38.9      16,627,096   13,908,580    19.5
    Deposits                                             22,270,869   16,839,551    32.3      18,979,581   16,740,662    13.4
    Shareholders' equity                                  2,426,843    1,836,700    32.1       2,057,835    1,891,571     8.8
-----------------------------------------------------------------------------------------------------------------------------------

<F1> All previously reported financial information has been restated to reflect the April 25, 1997 merger with Mark Twain Bancshares, Inc., which was accounted for as a pooling-of-interests. All per share amounts have been restated to give effect to a three-for-two stock split that was distributed on October 1, 1997.

<F2> Nonrecurring expense reduced net income in the first nine months of 1997 and 1996 by $132,377,000 and $48,062,000, respectively.

<F3> Includes nonrecurring expense noted in (2) above.
------------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY

   Net income for Mercantile Bancorporation Inc. ("Corporation" or "Mercantile") for the third quarter of 1997 was $2,656,000 versus $69,142,000 earned in the same period a year ago. Net income per common share was $.02 in the third quarter of 1997 and $.61 in the third quarter of 1996. Year-to-date net income and net income per common share was $109,830,000 and $.92 in 1997, compared with $164,288,000 and $1.41 in
   1996. To allow comparison of the fundamental financial performance of Mercantile, it is helpful to exclude certain one-time charges from the results of operations of both years. The Corporation recorded one-time acquisition costs for Roosevelt Financial Group, Inc. ("Roosevelt") in the third quarter of 1997, and for both Mark Twain Bancshares, Inc. ("Mark Twain") and Regional Bancshares, Inc. in the second quarter of 1997. Last year, similar expenses were recorded for the four acquisitions noted in
   Exhibit 3 that closed during the first quarter of 1996.

   Another one-time expense resulted in a pre-tax charge to earnings of $50,000,000 in the third quarter of 1997. The Corporation sold $405 million in former co-branded credit card receivables to Direct Merchants Credit Card Bank, N.A. ("Direct Merchants") at a discount. This sale was announced on September 25, 1997 and closed on October 17, 1997. A final nonrecurring expense was recorded in the third quarter of 1996 when legislation was enacted to recapitalize the Savings Association Insurance Fund ("SAIF"), which called for a one-time assessment of 65.7 basis points per $100 in thrift deposits held as of March 31, 1995. This one-time assessment totaled $12,385,000. Exhibit 2 presents "adjusted" results, which represents reported net income as adjusted for one-time costs in both years.

--------------------------------------------------------------------------------
EXHIBIT 2
ADJUSTED RESULTS
                                                        EARNINGS
                                        NET INCOME     PER COMMON     RETURN ON
                                        (THOUSANDS)      SHARE         ASSETS
                                        -----------    ----------     ---------
   THIRD QUARTER ENDED SEPTEMBER
     30, 1997:
   REPORTED                              $  2,656         $ .02           .04%
   ACQUISITION EXPENSES                    57,451           .44           .77
   LOSS ON THE SALE OF
     CREDIT CARD LOANS                     32,500           .25           .43
                                         --------         -----          ----
   ADJUSTED                              $ 92,607         $ .71          1.24%
                                         ========         =====          ====
   NINE MONTHS ENDED
     SEPTEMBER 30, 1997:
   REPORTED                              $109,830         $ .92           .59%
   ACQUISITION EXPENSES                    99,877           .84           .54
   LOSS ON THE SALE OF
     CREDIT CARD LOANS                     32,500           .27           .18
                                         --------         -----          ----
   ADJUSTED                              $242,207         $2.03          1.31%
                                         ========         =====          ====
   Third quarter ended
     September 30, 1996:
   Reported                              $ 69,142         $ .61          1.32%
   Special SAIF
     assessment                             8,050           .07           .15
                                         --------         -----          ----
   Adjusted                              $ 77,192         $ .68          1.47%
                                         ========         =====          ====
   Nine months ended
     September 30, 1996:
   Reported                              $164,288         $1.41          1.05%
   Acquisition expenses                    40,012           .34           .25
   Special SAIF assessment                  8,050           .07           .05
                                         --------         -----          ----
   Adjusted                              $212,350         $1.82          1.35%
                                         ========         =====          ====
--------------------------------------------------------------------------------

   Mercantile's largest acquisition to date, with St. Louis-based Roosevelt, closed on July 1, 1997 and was accounted for under the purchase method of accounting. As such, historical financial statements were not restated. Sections which follow explain in further detail Roosevelt's impact on the Corporation's earnings, the reserve for possible loan losses, non-performing assets and capital resources. Other acquisitions completed since January 1, 1996 and two previously announced and pending acquisitions are noted on
   Exhibit 3.

   All prior figures have been restated to include the pre-acquisition accounts and results of operations of Mark Twain, which was merged with Mercantile on April 25, 1997 in a transaction accounted for as a pooling-of-interests. Additionally, on July 16, 1997 the Board of Directors declared a three-for-two stock split, in the form of a dividend, that was distributed on October 1, 1997. All per common share amounts in this Management's Discussion and Analysis have been restated to reflect this stock split.

   After excluding the nonrecurring items detailed above, adjusted net income for the third quarter of 1997 was $92,607,000, 20.0% higher than 1996 quarterly adjusted net income of $77,192,000. On a per common share basis, adjusted net income was $.71 compared with $.68 last year, an improvement of 4.4%. Roosevelt's net income approximated $25,500,000 in the

   ---------------------------------------------------------------------------------------------------------------------------------
   EXHIBIT 3
   ACQUISITIONS
   ($ IN THOUSANDS)

                                                                                               CONSIDERATION
                                                                                            --------------------
                                                                                                          GROSS         ACCOUNTING
                                                   DATE             ASSETS      DEPOSITS    CASH          SHARES          METHOD
                                                   ----             ------      --------    ----          ------        ----------
   ACQUISITIONS COMPLETED
   Roosevelt Financial Group, Inc.              Jul. 1, 1997      $7,251,985   $5,317,514 $374,477      18,948,884       Purchase
   Mark Twain Bancshares, Inc.                  Apr. 25, 1997      3,227,972    2,519,474       73      24,088,713       Pooling
   Regional Bancshares, Inc.                    Mar. 5, 1997         171,979      135,954   12,300         900,625       Purchase
   Today's Bancorp, Inc.                        Nov. 7, 1996         501,418      432,104   34,912       1,690,587       Purchase
   First Financial Corporation of America       Nov. 1, 1996          87,649       76,791    3,253         388,113       Purchase
   Peoples State Bank                           Aug. 22, 1996         95,657       75,149       --         488,756       Purchase
   Metro Savings Bank, F.S.B.                   Mar. 7, 1996          80,857       73,843        5         296,853       Purchase
   Security Bank of Conway, F.S.B.              Feb. 9, 1996         102,502       89,697        1         482,946       Purchase
   Hawkeye Bancorporation                       Jan. 2, 1996       1,978,540    1,739,811       80      11,838,294       Pooling
   First Sterling Bancorp, Inc.                 Jan. 2, 1996         167,610      147,588        1         782,126       Pooling<F1>

   ACQUISITIONS PENDING AT SEPT. 30, 1997
   Horizon Bancorp, Inc.                        1st Qtr. 1998        550,679      470,385       --       2,550,000<F2>   Pooling
   HomeCorp, Inc.                               2nd Qtr. 1998        326,877      299,148       --         951,380<F2>   Pooling


   <F1> The historical financial statements of the Corporation were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of Mercantile.

   <F2> Estimated number of shares to be issued in acquisition.
    --------------------------------------------------------------------------------------------------------------------------------

   third quarter of 1997, partially offset by goodwill amortization of $10,089,000 related to the Roosevelt transaction and acquisition funding costs. Year-to-date adjusted net income in 1997 was $242,207,000, an increase of 14.1% over 1996's $212,350,000. Net income per common share was $2.03 versus $1.82 last year, an increase of 11.5%.

   Since there was a significant amount of goodwill added to the Corporation's balance sheet in conjunction with the purchase of Roosevelt, it is meaningful to review cash based earnings, which excludes intangible asset amortization. In the first nine months of 1997, cash based adjusted net income per common share was $2.22, up 17.5% from the $1.89 earned in 1996. See Exhibit 4 for other cash based performance ratios and similar favorable comparisons to 1996.

   ---------------------------------------------------------------------------------------------------------------------------------
   EXHIBIT 4
   CASH BASED EARNINGS
   ($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)

                                                                  THIRD QUARTER                        NINE MONTHS
                                                           1997        1996        CHANGE      1997         1996        CHANGE
                                                           ----        ----        ------      ----         ----        ------
   Adjusted net income                                   $ 92,607       $77,192     20.0%      $242,207     $212,350     14.1%

   Add back:
     Goodwill amortization                                 13,299         1,979       --         19,472        5,823       --
     Other intangible asset amortization                    1,356           925     46.6          4,165        2,817     47.9
                                                         --------       -------                --------     --------
       Total Intangible Asset Amortization                 14,655         2,904       --         23,637        8,640       --

   Less:
     Tax effect                                              (447)         (336)    33.0         (1,369)      (1,001)    36.8
                                                         --------       -------                --------     --------
   Cash Based Adjusted Net Income                        $106,815       $79,760     33.9       $264,475     $219,989     20.2
                                                         ========       =======                ========     ========
   Average Common Shares Outstanding                  130,152,828   113,964,249     14.2    119,079,189  116,249,358      2.4

   Cash Based Adjusted Earnings per Common Share             $.82          $.70     17.1          $2.22        $1.89     17.5

   CASH BASED ADJUSTED PERFORMANCE RATIOS
     Return on tangible assets                               1.47%         1.53%                   1.45%        1.41%
     Return on tangible equity                              26.88         18.63                   21.39        16.53
     Efficiency ratio                                       50.72         54.25                   52.28        54.95
     Other expense to average tangible assets                2.50          3.08                    2.78         3.07
    -------------------------------------------------------------------------------------------------------------------------------

   Net interest income increased 22.0% to $252,134,000 for the third quarter of 1997 and 10.6% to $679,658,000 for the first nine months of 1997. The net interest rate margin in the third quarter of 1997 declined to 3.71% from historical levels in the 4.30% range. The year-to-date margin was 4.08% in 1997 compared with 4.33% in 1996 as it was negatively affected by the Roosevelt third quarter acquisition. The acquisition of Roosevelt had a significant effect on the Corporation's mix of earning assets and costing sources of funds. Average earning assets for the first nine months of 1997 of $22.7 billion were 17.2% higher than last year. The Roosevelt acquisition added $2.2 billion to average earning assets for the first nine months of 1997, accounting for a significant part of the growth in earning assets.

   Other income was $103,236,000 for the third quarter of 1997, an increase of $18,682,000 or 22.1% from a year ago. Growth in core fee businesses and the impact of Roosevelt on service charges and mortgage banking revenue largely accounted for the increase. For the first nine months of 1997, other income was $279,263,000, an improvement of $37,198,000 or 15.4% from last year.

   Third quarter non-interest expenses were up 80.3% from a year ago and totaled $316,334,000 compared with $175,420,000 last year, and year-to-date were $702,404,000, up 29.6%. Other expense in the third quarter of 1997 included nonrecurring merger-related expenses of $69,530,000 and the $50,000,000 loss on the sale of former co-branded credit card loans. Expenses for the third quarter of 1996 reflected the one-time SAIF assessment of $12,385,000 discussed earlier. Excluding these items from both years, quarter-to-date 1997 other expenses increased by 20.7% over 1996. Year-to-date adjusted expense, which excludes nonrecurring other expense, was 8.8% higher than last year.

   The provision for possible loan losses for the third quarter of 1997 was $27,478,000 compared with $12,614,000 the prior year, and was $73,616,000 for the first nine months of 1997 compared with $57,915,000 in 1996. Nonrecurring merger-related provision of $13,800,000 was recorded in the third quarter of 1997 in addition to the $6,540,000 included in the second quarter of this year. The provision for possible loan losses in 1996 was affected by $10,851,000 in nonrecurring first quarter merger-related provision and $10,000,000 recorded to offset a charge-off on a specialty retailer credit. Year-to-date net charge-offs for 1997 and 1996 were $66,959,000 and $59,756,000, respectively, and on an annualized basis totaled .54% of average loans compared with .57% last year. At September 30, 1997, the reserve for possible loan losses was $257,261,000 and provided coverage of 221.85% of non-performing loans compared with 318.99% at year-end and 356.05% last year.

   Non-performing assets as of September 30, 1997 were $169,989,000 or .57% of total assets, compared with $96,919,000 or .42% at June 30, 1997, and $82,436,000 or .39% at September 30, 1996. An increase of $20,392,000 in non-performing loans was attributable to Roosevelt. Additionally, there were $35,599,000 in investment securities classified as non-performing assets, primarily acquired with the Roosevelt transaction, which incurred a change in value that is considered an "other than temporary" impairment. Foreclosed assets were $18,430,000 compared with $13,497,000 at June 30, 1997 and $15,579,000 last September 30.

   Consolidated assets of $30.0 billion were up 41.0% from last September 30. Core deposits increased by 28.1% to $19.9 billion; loans were $19.1 billion, up 34.0% from last year; and shareholders' equity of $2.4 billion was 29.1% higher than at September 30, 1996. All measures of capital adequacy remained adequate. Tier I capital to risk-adjusted assets was 8.66% while Total capital to risk-adjusted assets at September 30, 1997 was 12.06%. The ratio of tangible equity to tangible assets was 5.26% at September 30, 1997. The Corporation is committed to raising this ratio to exceed 6.00% by the end of 1998.

   The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial condition of the Corporation for the third quarter and first nine months of 1997.

NET INTEREST INCOME

   Net interest income for the third quarter of 1997 was $252,134,000, a $45,517,000 or 22.0% increase from the $206,617,000 earned last year, and for the first nine months of 1997 was $679,658,000, a $64,945,000 or 10.6%
   improvement from last year. Net interest income for both the third quarter and first nine months of 1997 attributable to the Roosevelt acquisition was $46,400,000. Excluding Roosevelt, third quarter net interest income was .4% lower than last year while year-to-date net interest income improved over last year by 3.0%.

   As previously indicated, the acquisition of Roosevelt caused a significant shift in the mix of earning assets and funding sources. This shift and the cost of the debt issued to acquire
   Roosevelt caused a 59 basis-point decline in Mercantile's quarterly net interest rate margin from the second quarter of 1997. Lower-yielding residential real estate mortgage loans as a percentage of earning assets increased from 21.18% in the second quarter of 1997 to 30.18% in the third quarter of 1997; likewise, the ratio of higher-cost consumer time certificates under $100,000 to total core deposits increased from 38.76% to 45.91%. Since the Roosevelt acquisition closed on July 1, 1997, these ratios will continue to change and will have an unfavorable impact on the net interest rate margin when compared to prior periods as the interest spreads between these dominant uses and sources of Roosevelt funds are narrower than typical bank products. The decline in the net interest rate margin in 1997 was also attributable to continued competitive pricing for both loans and deposits, the interest expense incurred on recent debt issues, a greater dependence on wholesale funding than in 1996 and higher levels of non-performing assets.

--------------------------------------------------------------------------
EXHIBIT 5
LOANS AND LEASES
($ IN THOUSANDS)
                                       SEPTEMBER 30
                                   1997            1996             CHANGE
                                   ----            ----             ------
Commercial                     $ 4,364,873     $ 3,939,894           10.8%
Real estate--commercial          2,938,841       2,760,383            6.5
Real estate--construction          713,937         551,993           29.3
Real estate--residential
  mortgage                       8,300,206       4,032,794             --
Real estate--home equity
  credit lines                     505,956         368,647           37.2
Consumer                         2,001,806       1,763,297           13.5
Credit card loans
  managed                          695,178       1,254,777          (44.6)
Securitized credit card
  loans                           (400,000)       (400,000)            --
                               -----------     -----------
  Total Loans and Leases       $19,120,797     $14,271,785           34.0
                               ===========     ===========
--------------------------------------------------------------------------


   Investment securities averaged $5.6 billion in the first nine months of 1997, and increased by $521,488,000 or 10.2% from 1996. The Roosevelt acquisition increased quarterly average investment securities by $2.5 billion between the second and third quarters of 1997. The held-to-maturity and available-for-sale portfolio as of September 30, 1997 consisted of 60.58% in U.S. and other government agency securities, including 28.67% in mortgage-related issues, 6.12% in state and municipal securities and 33.30% of other miscellaneous securities. The comparable distribution at September 30, 1996 was 86.57%, 31.48%, 10.46% and 2.97%, respectively. The change in the mix of the investment portfolio from the prior year was primarily attributable to Roosevelt, which owned a higher concentration of government and privately issued mortgage-backed securities and collateralized mortgage obligations. The privately issued collateralized mortgage obligations are included in miscellaneous securities. Also included in other miscellaneous securities as of September 30, 1997 was $105,226,000 transferred from the credit card loan portfolio in accordance with Financial Accounting Standard ("FAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

   Affecting loan growth figures from 1996 to 1997 is the amount of loans added from the Roosevelt acquisition. Year-to-date average loans grew by approximately 9.7% excluding those from the acquisition. Including acquired balances, year-to-date average commercial loans grew by $501,325,000 or 13.0%. The Corporation experienced commercial loan growth on a system-wide basis. Average commercial real estate mortgage loans increased by $126,258,000 or 4.5%. The Corporation does not engage in lending to emerging markets, including those in Latin America and in the Asian Pacific region.

   Residential real estate mortgage loans averaged $5.6 billion in the first nine months of 1997, an increase of $1.8 billion or 48.1% from 1996. The Roosevelt purchase acquisition added approximately $3.8 billion to the Corporation's residential real estate mortgage loan portfolio as of September 30, 1997. These residential mortgage loans added from the acquisition, as well as continued customer preference for adjustable-rate mortgages that Mercantile generally retains on the balance sheet, accounted for the increase. Home equity credit lines averaged $421,641,000 in the first nine months of 1997, a 14.1% increase over the prior year. Average credit card loans were $753,385,000, which reflected a managed decline and the September 1997 transfer of the balance of loans sold to Direct Merchants to a receivable account that was not included in the Corporation's loan totals. Other consumer loans increased on average by $166,868,000 or 9.6%, due primarily to growth in indirect loans and leases. Mercantile does not engage in sub-prime consumer lending in its own loan portfolio.

   Average core deposits increased by $1.8 billion or 11.6% in the first nine months of 1997. The Roosevelt acquisition added $1.6 billion to average core deposits. This was offset by the reduction of approximately $167 million in deposits sold in conjunction with the federally mandated divestiture of certain branch offices. Mercantile remained substantially core funded at 90.54% of total deposits and 75.86% of earning assets for the first nine months of 1997 versus 91.94% and 79.65%, respectively, in 1996. Changes in average core deposits for the past seven quarters are shown in the Consolidated Quarterly Average Balance Sheet on Pages 23 and 24 of this report.

   Average non-interest bearing deposits increased by $137,078,000 or 4.8% through the first nine months of 1997. The United States Government is a significant cash management customer of Mercantile Bank N.A. and pays for services rendered via compensating balances. In the first quarter of 1996, the government withdrew approximately $400,000,000 of such compensating balances to help finance its funding requests due to the lack of an approved 1996 fiscal budget at that time. Revenue accruals were made in 1996 to record the benefit of those missing deposits to better match revenue with services delivered. These balances were redeposited in the second quarter of 1996, but the average balances for the first nine months of 1996 were lower as a result.

   Year-to-date average short-term borrowings increased by 70.5%, which was caused by the addition of Roosevelt's short-term FHLB advances and an increase in federal funds purchased. Roosevelt's short-term borrowings increased the year-to-date average by approximately $395,000,000. Average long-term debt increased by $360,598,000 due to the issuance of $150,000,000 of floating-rate capital trust securities in February 1997 and the June 1997 issuance of $500,000,000 in senior and subordinated debt.

   The factors discussed above are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on Pages 23 and 24.

OTHER INCOME

   Non-interest income increased 22.1% during the third quarter of 1997 to $103,236,000, and for the nine month period was $279,263,000 compared with $242,065,000 a year ago, an improvement of 15.4%.

   ---------------------------------------------------------------------------------------------------------------------------------
   EXHIBIT 6
   OTHER INCOME
   ($ IN THOUSANDS)

                                                                  THIRD QUARTER                              NINE MONTHS
                                                           1997        1996       CHANGE             1997         1996       CHANGE
                                                           ----        ----       ------             ----         ----       ------
   Trust                                                  $24,865     $21,058      18.1%           $ 71,688     $ 64,464      11.2%
   Service charges                                         27,236      22,372      21.7              72,625       65,553      10.8
   Investment banking and brokerage                        10,086       7,971      26.5              25,828       24,169       6.9
   Credit card fees                                         5,649       9,427     (40.1)             16,421       19,310     (15.0)
   Securitization revenue                                   3,357       4,198     (20.0)             15,374       12,025      27.9
   Mortgage banking                                         7,378       2,458        --              12,884        7,919      62.7
   Securities gains                                         2,034          15        --               4,901          473        --
   Nonrecurring merger-related securities losses               --          --        --                  --       (3,082)       --
   Other                                                   22,631      17,055      32.7              59,542       51,234      16.2
                                                         --------     -------                      --------     --------
     Total Other Income                                  $103,236     $84,554      22.1            $279,263     $242,065      15.4
                                                         ========     =======                      ========     ========
    --------------------------------------------------------------------------------------------------------------------------------

   The first quarter of 1996 was negatively impacted by securities losses of $3,082,000 incurred by recently acquired banks in investment portfolio restructurings. The second quarter of 1996 was favorably influenced by a $10,000,000 gain on the transfer of the Corporation's merchant processing business. The second and third quarters of 1996 each included
   $4,000,000 in reimbursements for co-branded credit card start-up costs; no such payments were received in 1997. Pre-tax gains on the sale of leveraged leases of $3,542,000 were included in the third quarter 1996 results. In the first quarter of 1997, a $2,300,000 gain was recognized on the sale of Mark Twain's merchant credit card processing business. The first three quarters of 1997 also included $4,901,000 in securities gains. Excluding all of these items, non-interest income grew by $48,457,000 or 21.7% for the first nine months of 1997.

   Year-to-date trust fees were $71,688,000 compared with $64,464,000 during 1996, an increase of 11.2%. Personal trust fees earned by Mercantile Trust Company N.A. were the largest source of trust revenue and increased 19.9% from last year. Income from Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, rose by 29.9%. Mississippi Valley Advisors Inc. manages 16 proprietary mutual funds--the ARCH funds, which had assets of $3.5 billion at September 30, 1997. Increases in the value of assets managed and successful new business development efforts largely accounted for the 1997 growth in trust fees. This has been partially offset by the absence of fees from the indenture trust and agency business, which was sold in the fourth quarter of 1996. Indenture trust and agency fees totaled $2,641,000 in the first nine months of 1996.

   Service charge income of $27,236,000 was up 21.7% for the third quarter and increased by 10.8% in the first nine months of 1997. Roosevelt added $7,300,000 to the Corporation's deposit service charges during the third quarter and first nine months of 1997, thereby accounting for the growth.

   Year-to-date mortgage banking income increased by $4,965,000 or 62.7%. Mortgages serviced totaled $13.9 billion at September 30, 1997 compared with $5.8 billion at September 30, 1996. Roosevelt added $8.4 billion to servicing volume, which increased servicing fees by $4,176,000 in the third quarter and first nine months of 1997.

   Year-to-date investment banking and brokerage fees were $25,828,000 compared with $24,169,000 last year, an increase of 6.9%. This income is derived from transaction fees for services performed for both individual and corporate customers, including sales of annuities and mutual funds, profits earned on trading positions and foreign exchange revenue. There was a $780,000 decline in commission income earned on fixed income securities in 1997, due mainly to the compressed yield curve. If $1,854,000 in revenue attributable to Roosevelt during the third quarter of 1997 is excluded, investment banking and brokerage revenue is down .8% from the first nine months of 1996.

   Credit card fee income was $5,649,000 for the third quarter of 1997, down 40.1% from last year. For the first nine months of 1997, credit card income was $16,421,000 or 15.0% lower than the comparable 1996 period. The year-to-date 1996 results included the reimbursement of $8,000,000 for co-branded credit card start-up costs previously mentioned. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders and cardholders' miscellaneous fees. This source of income in 1996 included $4,045,000 in fees charged to merchants for processing credit card transactions. The Mercantile business was sold in the second quarter of 1996 and the Mark Twain operation was sold in the first quarter of 1997. Transaction-based rebates paid to SBC Communications Inc. and MercRewards VISA(R) cardholders were netted against credit card fee income; these rebates totaled $3,381,000 in the first nine months of 1997 versus $16,996,000 in 1996. By terms of its sale agreement with Direct Merchants, Mercantile will be reimbursed for its cost to service the co-branded cards that were sold effective September 25, 1997.

   Securitization revenue for the first nine months of 1997 was $15,374,000 compared with $12,025,000 last year, and represents amounts accruing to Mercantile on the $400,000,000 in credit card loans securitized in the Mercantile Credit Card Master Trust, as well as amounts recognized under FAS 125 for investor certificate loans that were sold and reclassified to the investment portfolio. No former co-branded loans were included in the Mercantile Credit Card Master Trust. For securitized loans, amounts that would otherwise have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue. Because credit losses are absorbed against credit card servicing income over the life of these transactions, such income may vary depending upon the credit performance of the securitized loans. Mercantile acts as servicing agent and receives loan servicing fees equal to two percent per annum of the securitized receivables. As servicing agent, Mercantile continues to provide customer service to collect past due accounts and to provide other services typically performed for its customers. Accordingly, Mercantile's relationship with its credit card customers is not affected by the securitization.

   Miscellaneous income of $59,542,000 was 16.2% higher than in 1996. Excluding the one-time gains previously mentioned from both years, year-to-date miscellaneous income increased by 51.9% over the first nine months of 1996. Significant revenue items in 1997 included a $10,670,000 improvement in cash management fees, due partially to the timing of receipts in the fourth quarter of 1996 and first nine months of 1997. Securities gains of $4,901,000 were realized on the sale of available-for-sale investment securities during the first nine months of 1997 compared with $473,000 in gains last year.

OTHER EXPENSE

   Expenses other than interest expense and the provision for possible loan losses for the third quarter of 1997 were $316,334,000 compared with $175,420,000 in the prior year. For the first nine months of 1997, total other expenses were $702,404,000, a 29.6% increase from the 1996 level.

   Included in other expense in the first nine months of 1997 was $121,393,000 in nonrecurring expenses, largely associated with the Mark Twain and Roosevelt mergers, for: 1) investment banking and other professional services; 2) change in control and severance payments; 3) contract penalties;
   4) a loss incurred on the sale of unnecessary Roosevelt interest rate floors;
   5) write-downs of duplicative branches and equipment held for sale to fair market value; 6) transition and duplicative costs related to systems, etc.; and 7) other adjustments to conform the acquirees' accounting policies to those of Mercantile. Nonrecurring merger-related expense of a similar nature which totaled $41,678,000 was recorded in the first nine months of 1996.

   On September 25, 1997, the Corporation announced the sale of its former co-branded credit card loans to Direct Merchants. The terms of the sale contract resulted in a pre-tax loss of $50,000,000, which represented the discount on the loan balances, the write-off of an intangible asset associated with the cards, investment banking fees and accruals for severance and other expenses.

   Adjusted other expense, which excludes the nonrecurring merger-related costs, the co-branded credit card loss and the September 1996 special SAIF assessment, was $531,011,000 for the first nine months of 1997 compared with $487,898,000 in 1996, an increase of 8.8%. Adjusted other expense as a percentage of average assets improved to 2.86% versus 3.10% in 1996. The efficiency ratio, defined as adjusted operating expenses as a percentage of taxable-equivalent net interest income and other income, was 54.71% compared with 55.94% last year. Operating expense from the Roosevelt acquisition and from other 1996 and 1997 acquisitions accounted for as purchases increased the Corporation's expenses by more than $31,000,000. If such expenses from acquired entities are excluded from the adjusted total, non-interest expense for the first nine months of 1997 was approximately 2% higher than last year.

   Year-to-date personnel expenses were $32,714,000 or 11.9% higher than last year, largely reflecting the costs of merit increases and compensation for employees added in acquisitions. Roosevelt added approximately $10,000,000 to personnel expense in the third quarter and first nine months of 1997, thereby accounting for nearly one-third of the growth. Also, expenses of $3,000,000 were incurred on compensation plans based on the market value of Mercantile's common stock, which has increased by 46.3% from September 30, 1996.

   Occupancy and equipment costs through September 30, 1997 increased by 14.0% from the prior year, reflecting the addition of Roosevelt's expenses, the costs of maintaining additional offices, expenses associated with modifying computer application systems for the year 2000 and an ongoing program of upgrading systems and equipment to further enhance productivity.
   Year-to-date total other expense of $5,642,000 was incurred to ensure that systems are ready for the date transition to the year 2000, and it is expected that the Corporation will expend between $20,000,000 and $25,000,000 between October 1, 1997 and December 31, 1998 to complete this project.

   ---------------------------------------------------------------------------------------------------------------
   EXHIBIT 7
   OTHER EXPENSE
   ($ IN THOUSANDS)
                                                      THIRD QUARTER                      NINE MONTHS
                                               1997        1996     CHANGE       1997        1996     CHANGE
                                               ----        ----     ------       ----        ----     ------
    Salaries                                $ 91,056     $ 74,254    22.6%    $249,795     $221,324    12.9%
    Employee benefits                         20,320       17,049    19.2       57,555       53,312     8.0
                                            --------     --------             --------     --------
        Total Personnel Expense              111,376       91,303    22.0      307,350      274,636    11.9
    Net occupancy                             15,368       12,608    21.9       40,514       36,437    11.2
    Equipment                                 16,696       13,506    23.6       45,517       39,034    16.6
    Postage and freight                        6,209        5,853     6.1       18,219       18,114      .6
    Marketing/business development             4,603        2,972    54.9       11,510        9,031    27.4
    Office supplies                            3,594        3,091    16.3       10,223        9,798     4.3
    Communications                             4,309        3,059    40.9       10,918        9,255    18.0
    Legal and professional                     2,675        2,670      .2        8,414        8,890    (5.4)
    Credit card                                3,194        4,069   (21.5)       8,025       11,310   (29.0)
    FDIC insurance                               961        1,185   (18.9)       2,472        3,732   (33.8)
    Nonrecurring FDIC insurance                   --       12,385      --           --       12,385      --
    Foreclosed property expense               (1,356)        (316)     --       (5,575)        (819)     --
      (recoveries)
    Intangible asset amortization             14,655        2,904      --       23,637        8,640      --
    Loss on the sale of credit card
      loans                                   50,000           --      --       50,000           --      --
    Nonrecurring merger-related expense       69,530           --      --      121,393       41,678      --
    Other                                     14,520       20,131   (27.9)      49,787       59,840   (16.8)
                                            --------     --------             --------     --------
        Total Other Expense                 $316,334     $175,420    80.3     $702,404     $541,961    29.6
                                            ========     ========             ========     ========
    --------------------------------------------------------------------------------------------------------------

   Exhibit 7 details the composition of all other operating expenses. Marketing and business development expense in the third quarter of 1997 was $4,603,000, $1,631,000 more than in the same period of 1996. In the third quarter of 1997, Mercantile initiated a corporate-wide image advertising program which will run into 1998. Year-to-date credit card fees declined by $3,285,000 or 29.0%, due primarily to the absence of the costs associated with the merchant processing businesses which were sold. Recoveries related to foreclosed property, net of associated expenses, were $5,575,000 in the first nine months of 1997 compared with recoveries of $819,000 in 1996. Also during the third quarter of 1997, there was a reduction of miscellaneous expense of $3,345,000 caused largely by gains on the federally-mandated divestitures of selected Mercantile branch offices. The miscellaneous expense reduction on branch sale gains excludes those from the sales of Roosevelt offices necessitated by anti-trust laws, which reduced the goodwill amount associated with the Roosevelt acquisition.

   Intangible asset amortization was $23,637,000 in the first nine months of 1997 versus $8,640,000 in 1996. The increase was caused by additional amortization on goodwill recorded in 1996 and 1997 purchase acquisitions, which is being amortized using the straight-line method over 15 years. The Roosevelt purchase acquisition increased goodwill by $605,320,000, resulting in significantly higher intangible asset amortization expense during the third quarter of 1997. Third quarter intangible asset amortization was $14,655,000 compared with $4,603,000 in the second quarter of 1997.

INCOME TAXES

   For the nine months ended September 30, 1997, the Corporation recorded income tax expense of $73,071,000 compared with 1996 expense of $92,614,000. The income tax benefit relating to nonrecurring charges totaled $59,356,000 in the first nine months of 1997 and $19,934,000 in the prior year, resulting in year-to-date adjusted income tax expense for 1997 of $132,427,000 versus $112,548,000 in 1996.

   The Corporation's year-to-date adjusted effective tax rate increased from 34.64% in 1996 to 35.35% in 1997. This higher effective tax rate was primarily caused by the lack of tax deductibility on the goodwill amortization from the Roosevelt acquisition, partially offset by a reduction in state and local taxes.

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for possible loan losses was $257,261,000 or 1.35% of loans outstanding at September 30, 1997. This compared with $230,372,000 or 1.54% at year's end and $233,631,000 or 1.64% at September 30, 1996. The reserve coverage of non-performing loans was 221.85% compared with 318.99% at year-end and 356.05% last year. As of September 30, 1997, 43.41% of the Corporation's total loan portfolio was invested in residential real estate mortgage loans, for which the loan loss experience averaged only .03% for the past two years. If those loans are excluded from total loans, the reserve for possible loan losses represented 2.38% of loans outstanding at September 30, 1997.

   The year-to-date 1997 provision for possible loan losses was $73,616,000 compared with $57,915,000 last year. The year-to-date provision includes nonrecurring merger-related provisions of $20,340,000 in 1997 and $10,851,000 in 1996, which were recorded largely to conform the credit policies of recently acquired entities to those of Mercantile. The adjusted provision for possible loan losses was $53,276,000 in the first nine months of 1997 compared with $47,064,000 in 1996, which included a $10,000,000 special provision to partially offset an $11,000,000 charge-off of a credit to a St. Louis-based specialty retailer that declared bankruptcy in late 1995.

   The annualized ratio of net chargeoffs to average loans for the first nine months of 1997 was .54% compared with .57% last year, while the corresponding net charge-off figures were $66,959,000 and $59,756,000, respectively.

   Excluding securitized credit cards, net credit card charge-offs were $50,097,000 in 1997 versus $42,968,000 last year, and represented 8.87% of average credit card loans compared with 6.84% in 1996. On the managed portfolio, the ratio of net charge-offs to average credit card loans was 8.91% versus 7.61% in the first nine months of 1996. By credit policy, losses are taken on credit card loans after six cycles of nonpayment, or within 15 days of receipt of personal bankruptcy notice, if earlier. Approximately 39% of the 1997 credit card losses were a result of bankruptcy claims. The former co-branded credit card loans had net charge-offs of $36,551,000 in 1997 compared with $23,168,000 in 1996. The 1997 charge-offs, which averaged $12,000,000 per quarter, as well as the related net interest income, fees and operating expenses will not be included in Mercantile's financial condition or results of operations starting October 1, 1997, as a result of the aforementioned sale. Excluding those related to credit card loans, net charge-offs were $16,862,000 or .14% of average loans for the first nine months of 1997 compared with $16,788,000 or .17% in 1996.

   --------------------------------------------------------------------------------------
   EXHIBIT 8
   RESERVE FOR POSSIBLE LOAN LOSSES
   ($ IN THOUSANDS)
                                      THREE MONTHS            NINE MONTHS
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----
BEGINNING BALANCE                 $234,684     $236,885     $230,372     $232,288
PROVISION<F*>                       27,478       12,614       73,616       57,915
Charge-offs                        (27,790)     (22,042)     (82,916)     (75,681)
Recoveries                           4,272        5,128       15,957       15,925
                                  --------     --------     --------     --------
  NET CHARGE-OFFS                  (23,518)     (16,914)     (66,959)     (59,756)
Acquired Reserves                   18,617        1,046       20,232        3,184
                                  --------     --------     --------     --------
  ENDING BALANCE                  $257,261     $233,631     $257,261     $233,631
                                  ========     ========     ========     ========
LOANS AND LEASES
  September 30 balance         $19,120,797  $14,271,785  $19,120,797  $14,271,785
                               ===========  ===========  ===========  ===========
  Average balance              $19,549,835  $14,076,883  $16,627,096  $13,908,580
                               ===========  ===========  ===========  ===========
RATIOS
  Reserve balance to
    outstanding loans                 1.35%        1.64%        1.35%        1.64%
  Reserve balance to
    non-performing loans            221.85       356.05       221.85       356.05
  Net charge-offs to average
    loans                              .48          .48          .54          .57

   <F*> Includes nonrecurring merger-related provision of $13,800,000 in the third quarter of 1997, $20,340,000 in the nine months ended September 30,
        1997, and $10,851,000 in the nine months ended September 30, 1996.
    -------------------------------------------------------------------------------------

   Mercantile evaluates the loan portfolios and reserves of all banks on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of those reserves. Management believes the consolidated reserve of 1.35% of total loans and 221.85% of non-performing loans as of September 30, 1997 was adequate based on the risks identified at such date in the portfolios.

NON-PERFORMING ASSETS

   Nonperforming loans (non-accrual and renegotiated loans) were $115,960,000 or .61% of total loans outstanding at September 30, 1997 compared with $82,182,000 or .53% at June 30, 1997 and $65,617,000 or .46% at September
   30, 1996. By the Corporation's definition, all non-accrual and renegotiated commercial-related loans are considered impaired as defined by FAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by FAS 118. Impaired loans totaled $61,247,000 at September 30, 1997 and averaged $54,282,000 during the first nine months of 1997. Foreclosed assets at September 30, 1997 were $18,430,000 compared with $13,497,000 at June 30,
   1997 and $15,579,000 last year.

   Non-accrual loans increased by $34,022,000 from the June 30, 1997 level; this was caused by the addition of $20,392,000 from the Roosevelt acquisition and two commercial credits totaling $14,225,000 added by Mercantile Bank N.A. The Roosevelt non-accrual loans were primarily secured by residential real estate. All loans classified as renegotiated were performing in accordance with their modified terms at September 30, 1997. Foreclosed assets increased by $4,933,000 from June 30, 1997 largely due to the addition of Roosevelt's foreclosed assets. As of September 30, 1997, Mercantile had only three non-accrual loans with balances in excess of $5,000,000, the largest totaling $7,500,000. As significant, the Corporation held only two foreclosed assets with a book value in excess of $1,000,000 with a cumulative book value of less than $3,000,000.

   Loans past due 90 days and still accruing interest were down by $13,306,000 from the June 30, 1997 level. Past due co-branded credit card loans which were sold in the third quarter totaled $15,422,000 at June 30, 1997. The Roosevelt acquisition added $1,629,000 to the total.

   Exhibit 9 presents data on non-performing assets. A category for non-performing investment securities has been added to the exhibit this quarter, which is primarily due to securities held by Roosevelt. Roosevelt owned pools of privately-issued adjustable-rate mortgage backed securities where the majority of the underlying collateral is California residential real estate. The loan pools backing these securities have been affected by high delinquency and foreclosure rates, and higher than anticipated losses on foreclosed property sales. As a result, these securities are no longer

-----------------------------------------------------------------------------------------
EXHIBIT 9
NON-PERFORMING ASSETS
($ IN THOUSANDS)

                                         SEPT. 30         DEC. 31        SEPT. 30
                                           1997            1996            1996
                                         --------         -------        --------
NON-ACCRUAL LOANS
  Commercial                             $ 37,954        $21,577         $17,252
  Real estate--commercial                  17,815         15,739          16,140
  Real estate--construction                 3,045          1,346             931
  Real estate--residential
    mortgage                               45,696         23,272          21,791
  Real estate--home equity
    credit lines                               66             14              66
  Consumer                                  6,589          5,011           4,027
                                         --------        -------         -------
TOTAL NON-ACCRUAL LOANS                   111,165         66,959          60,207

RENEGOTIATED LOANS                          4,795          5,260           5,410
                                         --------        -------         -------
TOTAL NON-PERFORMING LOANS                115,960         72,219          65,617

FORECLOSED ASSETS
  Foreclosed real estate                   16,449         13,942          13,372
  Other foreclosed assets                   1,981          2,829           2,207
                                         --------        -------         -------
TOTAL FORECLOSED ASSETS                    18,430         16,771          15,579
                                         --------        -------         -------
TOTAL NON-PERFORMING LOANS AND
  FORECLOSED ASSETS                       134,390         88,990          81,196

Impaired investment securities             35,599          1,240           1,240
                                         --------        -------         -------
TOTAL NON-PERFORMING ASSETS              $169,989        $90,230         $82,436
                                         ========        =======         =======
PAST-DUE LOANS
  (90 DAYS OR MORE)<F*>
  Commercial                             $  4,142        $ 2,406         $ 1,714
  Real estate--commercial                     569            643           1,141
  Real estate--construction                    74            147              60
  Real estate--residential
    mortgage                                2,902          3,432           4,748
  Real estate--home equity
    credit lines                              712            237             174
  Consumer                                  3,012          5,487           4,352
  Credit card                               5,788         21,608          20,610
                                         --------        -------         -------
TOTAL PAST-DUE LOANS                     $ 17,199        $33,960         $32,799
                                         ========        =======         =======
RATIOS<F*>
  Non-performing loans to
    outstanding loans                         .61%           .48%            .46%
  Non-performing loans and
    foreclosed assets to total
    loans and foreclosed assets               .70            .59             .57
  Non-performing assets to
    total assets                              .57            .41             .39

   <F*> Past-due loans 90 days or more are not included in non-performing asset totals or ratios.
-----------------------------------------------------------------------------------------

   investment grade and Roosevelt recorded an "other than temporary" write-down of $22,000,000 on these securities during 1995. The current net book value of these mortgage backed securities is net of that 1995 write-down.

   Additionally, as of September 30, 1997, the Corporation owned $40,596,000 of insured FHA and government guaranteed VA loans on non-accrual status which were acquired in the Roosevelt transaction. Since these loans are fully insured or guaranteed for the payment of both principal and interest by the United States Government, the Corporation does not consider these loans to be non-performing assets. As such, they are not included in Mercantile's non-performing or past due over 90 days and still accruing loan totals. This treatment is consistent with Roosevelt's past disclosure for these loans.

CAPITAL RESOURCES

   Mercantile maintains a capital base which provides a foundation for anticipated future asset growth and promotes depositor and investor confidence. Capital management is a continuous process at Mercantile and is focused on ensuring that adequate capital is provided for both current needs and anticipated growth. This strategy has enabled the Corporation to profitably expand its balance sheet, while maintaining regulatory capital ratios that exceed minimum capital requirements.

   At September 30, 1997, shareholders' equity was $2.4 billion, an increase of 29.1% from September 30, 1996. The increase from last year was primarily derived from retained earnings and acquisitions, partially offset by share repurchases and the one-time charges previously discussed. Since December 31, 1996, the Corporation repurchased 6,750,199 shares of its common stock via designated broker-dealers at an average cost of $42.36 per share. A small portion of that stock was held for reissuance in conjunction with the 1994 Stock Incentive Plan, while the remainder was reissued in the Roosevelt transaction in July 1997. The Corporation has no current authorization to repurchase shares in the open market, other than those to be repurchased for the 1994 Stock Incentive Plan or for the Mercantile Bancorporation Inc. Shareholder Investment Plan, which is to begin operating in the fourth quarter of 1997. In addition, Mercantile can repurchase up to ten percent of the total share consideration in the pending acquisitions of Horizon Bancorp, Inc. and HomeCorp, Inc.

   In order to finance a part of the Roosevelt acquisition, the Corporation formed Mercantile Capital Trust I on January 29, 1997. Through this trust, Mercantile obtained $150,000,000 of floating-rate debt which, for regulatory purposes, is considered part of Tier I capital. Senior and subordinated debt securities in the amount of $500 million were issued in June 1997, mainly for the same purpose.

   The tangible equity to tangible assets ratio was 5.26% at September 30, 1997 compared with 7.00% at June 30, 1997. The lower ratio reflected the impact of the Roosevelt goodwill, the Roosevelt conforming adjustments and the loss incurred on the sale of the co-branded credit card portfolio. The
   Corporation plans to raise that ratio to exceed 6.00% in 1998 largely via retained earnings. The Parent Company's double leverage ratio, which measures the extent to which the equity capital of its subsidiaries is supported by Parent Company debt rather than equity, was 129.26% at September 30, 1997 compared with 104.57% at year-end 1996. The Corporation plans to lower that ratio throughout 1998. At September 30, 1997, the ratio of long-term debt to total capitalization increased to 33.18% reflecting the impact of the debt issued earlier in the year to finance the Roosevelt acquisition. Exhibit 10 details significant capital ratios. Public debt ratings of the Corporation and Mercantile Bank N.A. are shown in Exhibit 11. Moody's Investor Service raised ratings on Mercantile's capital trust securities, senior notes and subordinated notes on July 31, 1997.

--------------------------------------------------------------------------------
EXHIBIT 10
RISK-BASED CAPITAL
($ IN THOUSANDS)
                     SEPT. 30         DEC. 31        SEPT. 30
                       1997            1996            1996
                     --------         -------        --------
Capital
  Tier I           $ 1,716,423     $ 1,749,466     $ 1,690,809
  Total              2,389,286       2,175,712       2,108,860

Risk-adjusted
  assets            19,819,603      15,905,622      15,207,097

Tier I capital to
  risk-adjusted
  assets                  8.66%          11.00%          11.12%

Total capital
  to risk-adjusted
  assets                 12.06           13.68           13.87

Leverage                  5.88            8.12            8.03
Tangible equity to
  tangible
  assets                  5.26            8.05            8.03

Double leverage         129.26          104.57          107.90
--------------------------------------------------------------------------------

   --------------------------------------------------------------------------------------------------------------------
   EXHIBIT 11
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

   MERCANTILE BANK N.A.
     Bank Notes                                  A1/P-1                                     A
     6.375% Subordinated Notes, due 2004           A2                  A                    A-                   BBB+
     9.000% Mortgage-backed Notes, due 1999       AAA
     Certificates of Deposit                                                              TBW-1                 A1/A-2
     Letters of Credit                                                                    TBW-1                 A1/A-2
   --------------------------------------------------------------------------------------------------------------------

    On July 16, 1997, the Board of Directors declared a three-for-two stock split, in the form of a dividend, which was distributed on October 1, 1997. On October 15, 1997, the Board of Directors declared a cash dividend of $.287 per common share which will be paid January 2, 1998. Book value per common share was $18.07 at September 30, 1997 compared with $16.05 a year earlier, an increase of 12.6%.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
($ IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
                                                        1996                                              1997
                                   1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.         1ST QTR.     2ND QTR.     3RD QTR.
                                   --------     --------     --------     --------         --------     --------     --------
INTEREST INCOME
  Interest and fees on loans and
    leases                         $301,389     $303,073     $307,512     $317,682         $321,271     $331,688     $415,068
  Investments in debt and equity
    securities                       75,883       78,334       77,342       74,783           73,282       73,985      119,464
  Short-term investments              4,651        4,502        3,637        4,075            3,909        5,490        8,030
                                   --------     --------     --------     --------         --------     --------     --------
      Total Interest Income         381,923      385,909      388,491      396,540          398,462      411,163      542,562
  Tax-equivalent adjustment           4,179        4,061        4,023        4,090            3,857        4,014        3,741
                                   --------     --------     --------     --------         --------     --------     --------
      TAXABLE-EQUIVALENT INTEREST
        INCOME                      386,102      389,970      392,514      400,630          402,319      415,177      546,303
INTEREST EXPENSE
  Deposits                          153,725      149,603      148,472      152,189          153,762      155,597      218,671
  Borrowed funds                     27,660       28,748       33,402       31,111           32,739       40,003       71,757
                                   --------     --------     --------     --------         --------     --------     --------
      Total Interest Expense        181,385      178,351      181,874      183,300          186,501      195,600      290,428
                                   --------     --------     --------     --------         --------     --------     --------
      TAXABLE-EQUIVALENT NET
        INTEREST INCOME             204,717      211,619      210,640      217,330          215,818      219,577      255,875
PROVISION FOR POSSIBLE LOAN LOSSES   34,149       11,152       12,614       15,100           18,443       27,695       27,478
OTHER INCOME
  Trust                              21,059       22,347       21,058       22,152           22,801       24,022       24,865
  Service charges                    21,214       21,967       22,372       23,363           22,798       22,591       27,236
  Investment banking and brokerage    8,567        7,631        7,971        8,075            7,982        7,760       10,086
  Credit card fees                    1,561        8,322        9,427        8,652            5,399        5,373        5,649
  Securitization revenue              4,502        3,325        4,198        3,983            7,292        4,725        3,357
  Mortgage banking                    3,168        2,293        2,458        2,788            2,778        2,728        7,378
  Securities gains (losses)          (2,722)          98           15        2,526            1,049        1,818        2,034
  Other                              12,446       21,733       17,055       23,876           18,001       18,910       22,631
                                   --------     --------     --------     --------         --------     --------     --------
      Total Other Income             69,795       87,716       84,554       95,415           88,100       87,927      103,236
OTHER EXPENSE
  Personnel expense                  92,260       91,073       91,303       91,093           97,722       98,252      111,376
  Net occupancy and equipment        24,428       24,929       26,114       28,244           26,528       27,439       32,064
  Other                              87,008       46,843       58,003       57,370           41,345       94,784      172,894
                                   --------     --------     --------     --------         --------     --------     --------
      Total Other Expense           203,696      162,845      175,420      176,707          165,595      220,475      316,334
                                   --------     --------     --------     --------         --------     --------     --------
TAXABLE-EQUIVALENT INCOME BEFORE
  INCOME TAXES                       36,667      125,338      107,160      120,938          119,880       59,334       15,299
INCOME TAXES
  Income taxes                       15,403       43,216       33,995       35,921           41,028       23,141        8,902
  Tax-equivalent adjustment           4,179        4,061        4,023        4,090            3,857        4,014        3,741
                                   --------     --------     --------     --------         --------     --------     --------
    Adjusted Income Taxes            19,582       47,277       38,018       40,011           44,885       27,155       12,643
                                   --------     --------     --------     --------         --------     --------     --------
      NET INCOME                   $ 17,085     $ 78,061     $ 69,142     $ 80,927         $ 74,995     $ 32,179     $  2,656
                                   ========     ========     ========     ========         ========     ========     ========
NET INCOME PER COMMON SHARE            $.14         $.67         $.61         $.70             $.65         $.29         $.02
SIGNIFICANT RATIOS
  Return on assets                      .33%        1.48%        1.32%        1.51%            1.38%         .58%         .04%
  Return on equity                     3.50        16.57        15.06        17.05            15.63         7.07          .44

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)
                                                                            1996
                                        1ST QTR.                 2ND QTR.                3RD QTR.                  4TH QTR.
                                   ------------------      -------------------      ------------------       -------------------
                                   VOLUME    RATE<F1>      VOLUME     RATE<F1>      VOLUME     RATE<F1>      VOLUME     RATE<F1>
                                   ------    --------      ------     --------      ------     --------      ------     --------
ASSETS
    Earning Assets
      Loans and leases, net of
       unearned income
        Commercial               $ 3,809,367   8.52%      $ 3,889,805   8.42%      $ 3,913,530   8.39%      $ 4,071,583   8.38%
        Real
         estate--commercial        2,788,474   8.79         2,783,201   8.68         2,769,282   8.67         2,780,313   8.61
        Real
         estate--construction        517,735   9.15           493,196   9.40           504,516   9.11           565,702   9.17
        Real
         estate--residential
         mortgage                  3,723,120   8.05         3,753,296   8.12         3,924,199   8.09         4,142,319   8.04
        Real estate--home
         equity credit lines         374,156   9.79           367,855   9.76           366,899   9.73           376,366   9.68
        Consumer                   1,741,215   8.93         1,744,060   8.93         1,745,806   8.88         1,815,552   8.78
        Credit card                  832,807  12.77           828,728  13.30           852,651  12.69           873,195  12.69
                                 -----------              -----------              -----------              -----------
          Total Loans and
            Leases                13,786,874   8.78        13,860,141   8.78        14,076,883   8.78        14,625,030   8.73
      Investments in debt and
       equity securities
        Trading                       80,820   6.36            46,224   6.14            36,909   6.09            61,987   6.62
        Taxable                    4,549,195   6.04         4,741,940   6.08         4,637,674   6.15         4,457,449   6.13
        Tax-exempt                   438,975   8.02           419,012   7.94           407,746   8.03           408,634   7.85
                                 -----------              -----------              -----------              -----------
          Total Investments in
            Debt and Equity
            Securities             5,068,990   6.22         5,207,176   6.23         5,082,329   6.30         4,928,070   6.28
      Short-term investments         318,456   5.78           316,621   5.63           251,366   5.66           283,689   5.62
                                 -----------              -----------              -----------              -----------
          Total Earning Assets    19,174,320   8.10        19,383,938   8.09        19,410,578   8.04        19,836,789   8.03
    Non-earning assets             1,629,100                1,723,196                1,541,955                1,560,218
                                 -----------              -----------              -----------              -----------
          Total Assets           $20,803,420              $21,107,134              $20,952,533              $21,397,007
                                 ===========              ===========              ===========              ===========

LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing     $ 2,436,622              $ 3,127,700              $ 3,049,048              $ 2,811,011
        Interest bearing
         demand                    2,466,330   2.18         2,463,727   2.12         2,404,524   2.11         2,488,966   2.12
        Money market accounts      2,576,809   3.87         2,665,609   3.80         2,690,505   3.84         2,752,013   3.85
        Savings                    1,137,417   2.33         1,141,065   2.29         1,115,226   2.28         1,097,718   2.28
        Consumer time
         certificates under
         $100,000                  6,224,647   5.64         6,132,446   5.55         6,027,972   5.49         6,141,077   5.47
        Other time                    41,415  19.18           237,030   3.35           235,903   3.31           229,722   3.25
                                 -----------              -----------              -----------              -----------
          Total Core Deposits     14,883,240   4.33        15,767,577   4.18        15,523,178   4.15        15,520,507   4.15
        Time certificates
         $100,000 and over         1,221,758   5.63         1,182,028   5.52         1,127,078   5.49         1,194,693   5.48
        Foreign                      174,667   5.66           152,075   5.52           189,295   5.53           220,239   5.69
                                 -----------              -----------              -----------              -----------
          Total Purchased
           Deposits                1,396,425   5.65         1,334,103   5.53         1,316,373   5.51         1,414,932   5.53
                                 -----------              -----------              -----------              -----------
          Total Deposits          16,279,665   4.47        17,101,680   4.31        16,839,551   4.28        16,935,439   4.29
      Short-term borrowings        1,683,491   4.06         1,275,348   5.82         1,415,786   6.47         1,703,705   5.05
      Bank notes                     265,385   5.92           275,000   5.66           275,000   5.79           227,174   5.78
      Long-term debt<F2>             337,317   7.54           325,583   7.36           312,379   7.42           305,211   7.41
                                 -----------              -----------              -----------              -----------
          Total Acquired Funds    18,565,858   4.52        18,977,611   4.53        18,842,716   4.58        19,171,529   4.46
    Other liabilities                283,148                  245,315                  273,117                  326,991
SHAREHOLDERS' EQUITY               1,954,414                1,884,208                1,836,700                1,898,487
                                 -----------              -----------              -----------              -----------
          Total Liabilities
           and Shareholders'
           Equity                $20,803,420              $21,107,134              $20,952,533              $21,397,007
                                 ===========              ===========              ===========              ===========

SIGNIFICANT RATIOS
      Net interest rate spread                 3.58%                    3.56%                    3.46%                    3.57%
      Net interest rate margin                 4.29                     4.39                     4.32                     4.36

<F1> Taxable-equivalent basis.

<F2> Includes company-obligated mandatorily redeemable preferred securities of
     Mercantile Capital Trust I.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN THOUSANDS)
                                                         1997                                       1996                  1997
                                  1ST QTR.             2ND QTR.              3RD QTR.            NINE MONTHS          NINE MONTHS
                             -----------------   ------------------    ------------------    ------------------    -----------------
                             VOLUME   RATE<F1>   VOLUME    RATE<F1>    VOLUME    RATE<F1>    VOLUME    RATE<F1>    VOLUME   RATE<F1>
                             ------   --------   ------    --------    ------    --------    ------    --------    ------   --------
ASSETS
 Earning Assets
  Loans and leases,
   net of unearned
   income
      Commercial          $ 4,245,981   8.41%  $ 4,438,250   8.56%   $ 4,430,927   8.45%   $ 3,871,060   8.44%   $ 4,372,385   8.47%
      Real estate--
       commercial           2,853,272   8.63     2,893,046   8.78      2,971,986   8.74      2,780,278   8.71      2,906,536   8.72
      Real estate--
       construction           580,920   8.89       638,771   8.93        682,806   8.82        505,147   9.22        634,535   8.88
      Real estate--
       residential
       mortgage             4,256,417   7.93     4,336,540   7.94      8,247,314   7.80      3,800,655   8.08      5,628,046   7.85
      Real estate--home
       equity credit
       lines                  384,342   9.62       384,161   9.96        495,202   9.78        369,627   9.76        421,641   9.78
      Consumer              1,851,364   8.83     1,895,587   8.88      1,983,293   8.93      1,743,700   8.91      1,910,568   8.88
      Credit card             820,140  13.31       702,617  13.33        738,307  12.83        838,113  12.92        753,385  13.16
                          -----------          -----------           -----------           -----------           -----------
        Total Loans and
         Leases            14,992,436   8.60    15,288,972   8.72     19,549,835   8.52     13,908,580   8.78     16,627,096   8.60
  Investments in debt
   and equity securities
      Trading                  68,823   6.81        93,156   7.00        101,176   6.41         54,586   6.24         87,837   6.72
      Taxable               4,330,115   6.17     4,326,163   6.22      6,826,593   6.62      4,642,922   6.09      5,170,108   6.37
      Tax-exempt              397,502   7.95       383,181   8.00        368,367   7.98        421,857   8.00        382,908   7.98
                          -----------          -----------           -----------           -----------           -----------
        Total Investments
         in Debt and
         Equity
         Securities         4,796,440   6.33     4,802,500   6.38      7,296,136   6.68      5,119,365   6.25      5,640,853   6.49
  Short-term
   investments                284,131   5.50       385,227   5.64        482,279   6.52        295,319   5.69        384,608   5.98
                          -----------          -----------           -----------           -----------           -----------
        Total Earning
         Assets            20,073,007   8.13    20,476,699   8.13     27,328,250   7.93     19,323,264   8.08     22,652,557   8.05

 Non-earning assets         1,687,833            1,892,478             2,605,522             1,631,094             2,065,312
                          -----------          -----------           -----------           -----------           -----------
        Total Assets      $21,760,840          $22,369,177           $29,933,772           $20,954,358           $24,717,869
                          ===========          ===========           ===========           ===========           ===========
LIABILITIES
 Acquired Funds
  Deposits
      Non-interest
       bearing            $ 2,748,108          $ 3,082,060           $ 3,191,498           $ 2,871,777           $ 3,008,855
      Interest bearing
       demand               2,550,948   2.14     2,528,212   2.09      2,593,358   1.96      2,444,717   2.14      2,557,660   2.06
      Money market
       accounts             2,791,936   3.89     2,783,727   3.95      3,577,148   4.02      2,644,475   3.84      3,053,813   3.96
      Savings               1,091,994   2.27     1,103,230   2.27      1,407,438   2.43      1,131,175   2.30      1,202,042   2.33
      Consumer time
       certificates under
       $100,000             6,181,763   5.48     6,113,801   5.48      9,278,140   5.55      6,127,986   5.56      7,202,575   5.51
      Other time              155,230   4.71       160,942   4.25        160,564   3.63        171,685   4.60        158,931   4.19
                          -----------          -----------           -----------           -----------           -----------
        Total Core
         Deposits          15,519,979   4.18    15,771,972   4.18     20,208,146   4.41     15,391,815   4.22     17,183,876   4.27
      Time certificates
       $100,000 and over    1,286,701   5.49     1,219,901   5.52      1,533,394   5.69      1,176,771   5.55      1,347,565   5.57
      Foreign                 344,388   5.48       468,671   5.67        529,329   5.70        172,076   5.57        448,140   5.63
                          -----------          -----------           -----------           -----------           -----------
        Total Purchased
         Deposits           1,631,089   5.50     1,688,572   5.58      2,062,723   5.71      1,348,847   5.56      1,795,705   5.61
                          -----------          -----------           -----------           -----------           -----------
        Total Deposits     17,151,068   4.33    17,460,544   4.34     22,270,869   4.55     16,740,662   4.35     18,979,581   4.42
  Short-term borrowings     1,810,192   5.05     2,101,845   5.25      3,527,331   5.63      1,458,053   5.35      2,486,079   5.38
  Bank notes                  175,000   5.81       175,000   5.95        175,000   6.01        271,807   5.79        175,000   5.92
  Long-term debt<F2>          398,052   7.36       530,593   7.07      1,120,356   6.41        325,047   7.44        685,645   6.76
                          -----------          -----------           -----------           -----------           -----------
        Total Acquired
         Funds             19,534,312   4.51    20,267,982   4.57     27,093,556   4.82     18,795,569   4.54     22,326,305   4.65
 Other liabilities            306,844              279,784               413,373               267,218               333,729
SHAREHOLDERS' EQUITY        1,919,684            1,821,411             2,426,843             1,891,571             2,057,835
                          -----------          -----------           -----------           -----------           -----------
        Total
         Liabilities and
         Shareholders'
         Equity           $21,760,840          $22,369,177           $29,933,772           $20,954,358           $24,717,869
                          ===========          ===========           ===========           ===========           ===========
SIGNIFICANT RATIOS
  Net interest rate
   spread                               3.62%                3.56%                 3.11%                 3.54%                 3.40%
  Net interest
   rate margin                          4.36                 4.30                  3.71                  4.33                  4.08

<F1> Taxable-equivalent basis.

<F2> Includes company-obligated mandatorily redeemable preferred securities of
     Mercantile Capital Trust I.

Item 6. Exhibits and Reports on Form 8-K.

     Exhibits

     27.   Financial Data Schedule

     Reports on Form 8-K:

     During the quarter ended September 30, 1997, Registrant filed three (3) Current Reports on Form 8-K as follows:

      1) In its Current Report on Form 8-K, dated July 1, 1997 and filed on July 14, 1997, under Item 2, Registrant disclosed that it had, effective July 1, 1997, consummated its acquisition of Roosevelt through the merger of Roosevelt with and into a wholly owned subsidiary of Registrant.

           Under Item 7, Registrant incorporated by reference the following audited financial statements of Roosevelt from Roosevelt's Annual Report on Form 10-K for the fiscal year ended December 31, 1996:

           1. Independent Auditors' Report;

           2. Consolidated Balance Sheets as of December 31, 1996 and 1995;

           3. Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994;

           4. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994; and

           5. Notes to Consolidated Financial Statements.

           The following unaudited financial statements of Roosevelt and its subsidiaries were incorporated by reference from Mark Twain's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997:

           1. Condensed Consolidated Balance Sheets as of March 31, 1997 and 1996, and December 31, 1996;

           2. Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1997 and 1996;

           3. Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996; and

           4. Notes to Condensed Consolidated Financial Statements.

           The following unaudited pro forma combined consolidated financial statements of Registrant reflecting the merger with Roosevelt were incorporated by reference from Registrant's Registration Statement on Form S-4 filed May 19, 1997:

           1. Pro Forma Combined Consolidated Balance Sheet as of March 31,
              1997;

           2. Pro Forma Combined Consolidated Income Statements for the Years Ended December 31, 1996, 1995 and 1994 and the Three Months Ended March 31, 1997 and 1996; and

           3. Notes to Pro Forma Combined Consolidated Financial Statements.

      2) In its Current Report on Form 8-K dated and filed September 25, 1997, under Item 5, Registrant presented the following pro forma combined consolidated financial statements of Registrant reflecting the merger with Roosevelt:

           1. Pro Forma Combined Consolidated Balance Sheet as of June 30,
              1997;

           2. Pro Forma Combined Consolidated Income Statements for the Year Ended December 31, 1996 and the Six Months Ended June 30, 1997; and

           3. Notes to Pro Forma Combined Consolidated Financial Statements.

      3) In its Current Report on Form 8-K dated September 25, 1997 and filed on October 3, 1997, under Item 5, Registrant disclosed that it was accelerating the conversion of Roosevelt's banking systems to Registrant's systems by more than six months. In connection with the assimilation, Registrant recorded a one-time after-tax charge of $.44 per share.

           In addition, Registrant announced the Purchase Agreement dated September 25, 1997 with Direct Merchants, pursuant to which Direct Merchants agreed to acquire former co-branded credit card accounts. In connection with the transaction, Registrant recorded a one-time pre-tax charge of $50,000,000, or an after-tax charge of $.25 per share for the third quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MERCANTILE BANCORPORATION INC.
                                                         (Registrant)

Date  November 13, 1997                              /s/  JOHN Q. ARNOLD
      -----------------------------              ------------------------------
                                                          John Q. Arnold
                                                     Chief Financial Officer

                          EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION                             LOCATION
-----------          -----------                             --------
   27           Financial Data Schedule                      Included herein