Form 10-K405
period 1997-12-31
MERCANTILE BANCORPORATION INC
filed 1998-03-30
CIK 64907

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission File No. 1-11792

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


       Registrant's telephone number, including area code: 314-418-2525

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

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 27, 1998:
                Common Stock, $0.01 par value, $6,217,819,682

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 27, 1998:
          Common Stock $0.01 par value, 133,748,539 shares outstanding

                      DOCUMENT INCORPORATED BY REFERENCE
     As provided herein, portions of the documents below are incorporated by reference:

                  Document                             Part--Form 10-K
                  --------                             ---------------
Annual Report of the Registrant to its Shareholders
for the Year Ended December 31, 1997                   Parts I, II, IV

Registrant's Proxy Statement for the 1998
Annual Meeting of Shareholders                         Part III

==============================================================================

                                     PART I


ITEM 1. BUSINESS

                                  THE COMPANY

      Mercantile Bancorporation Inc. ("Mercantile" or "Corporation") is a bank holding company which, as of February 27, 1998, owned, directly or indirectly, all of the stock (except for directors' qualifying shares) of Mercantile Bank National Association ("Mercantile Bank"), 18 other commercial banks located throughout Missouri, Illinois, eastern Kansas, northern and central Arkansas and Iowa, and other non-banking subsidiaries. At December 31, 1997, Mercantile's consolidated assets were $29,955,411,000, consolidated loans were $19,199,917,000, consolidated deposits were $22,079,927,000 and consolidated shareholders' equity was $2,410,169,000. At December 31, 1997, Mercantile Bank and its consolidated subsidiaries had assets of $15,656,220,000, loans of $9,611,551,000, deposits of $10,248,555,000 and shareholder's equity of $1,218,129,000.

      Mercantile has its principal offices at One Mercantile Center, St. Louis, Missouri 63101 (telephone number 314-425-2525).

                                    BUSINESS

GENERAL

      Mercantile was organized on March 10, 1970, as a Missouri corporation for the purpose of becoming a multi-bank holding company. Mercantile commenced operations as a bank holding company in March 1971. Since then Mercantile has acquired and organized additional financial institutions and bank holding companies located throughout Missouri, Illinois, eastern Kansas, northern and central Arkansas and Iowa.

FINANCIAL SUMMARY OF MERCANTILE

      A financial summary of Mercantile and its consolidated subsidiaries is detailed below:

                                                                          DECEMBER 31
                                   --------------------------------------------------------------------------------------
                                       1997                1996              1995               1994             1993
                                       ----                ----              ----               ----             ----
                                                                          (THOUSANDS)
Total assets                       $29,955,411         $22,030,379       $20,883,399        $19,397,176      $18,878,410

Loans and leases                    19,199,917          14,952,630        13,702,826         12,764,261       11,637,484

Investments in debt
  and equity securities              7,545,558           4,745,991         4,964,237          4,895,485        5,233,759

Deposits                            22,079,927          17,336,451        16,171,652         15,136,947       15,435,054

Shareholders' equity                 2,410,169           1,945,651         1,915,493          1,642,739        1,510,215

SUBSIDIARIES

The table setting forth the names and locations of Mercantile's subsidiary financial institutions is included as Exhibit 21 hereto.

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

      Intercompany transactions between Mercantile and its subsidiaries are subject to restrictions of existing laws and accepted principles of fair dealing.

      Mercantile had 333 full-time equivalent employees at December 31, 1997. Mercantile uses the premises of Mercantile Bank for its offices and pays Mercantile Bank a fee for services and facilities furnished to it.

EMPLOYEES

      At December 31, 1997, Mercantile and its subsidiaries had 9,317 full-time equivalent employees. Mercantile provides a variety of employment benefits and believes it enjoys a good relationship with its employees.

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

      Correspondent Banking. In addition to Mercantile's services for individuals and corporations, its largest subsidiary bank, Mercantile Bank National Association (St. Louis), is a correspondent bank for 353 commercial banks located throughout the United States. Correspondent banking services to banks in Kansas and western Missouri are provided through Mercantile Bank (Kansas/Kansas City). In addition, Mercantile Bank of Western Missouri provides correspondent services for banks in its area. Correspondent banking services include the processing of checks and collection items, loan assistance and assistance with training and operations.

      Trust and Investment Advisory Services. Mercantile, through its subsidiaries, offers clients all types of fiduciary services, ranging from the management of funds for individuals, corporate retirement plans and charitable foundations to the administration of estates and trusts. To investors it offers portfolio management, advisory and custodian services. Mercantile Trust Company National Association is a nationally-chartered bank which provides personal trust services. Mississippi Valley Advisors, Inc., a registered investment advisor, among other things, provides investment advisory services for employee benefit funds, including pension and profit-sharing plans, endowment funds and registered mutual funds. At December 31, 1997, Mercantile subsidiaries managed investments with a market value of approximately $20.5 billion and administered $9.4 billion additional in non-managed assets. Certain of Mercantile's subsidiary banks provide trust and investment services to individual customers and investment services to corporate customers with assistance from Mercantile Bank.

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

      Brokerage Services. Mercantile Investment Services, Inc. ("MISI") is a registered broker/dealer and a member of both the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"). MISI currently offers brokerage services, including execution of transactions involving stocks, bonds, options, mutual funds and other securities.

      International. Mercantile Bank maintains accounts at 67 foreign banks, and 28 foreign banks maintain accounts at Mercantile Bank. In addition, Mercantile Bank is engaged in providing its customers with international banking services. Mercantile Bank and Mercantile Bank (Kansas/Kansas City) offer a wide range of services to their customers involved in international business including currency exchange and letters of credit. Mercantile Bank maintains a Hong Kong subsidiary, Mercantile Trade Services Ltd., which enables the bank to issue, amend and negotiate letters of credit in Hong Kong on behalf of the bank's importing customers. Customers of other subsidiary banks with a need for international services are referred to these banks.

      Mercantile Bank also maintains a branch in the City of Georgetown in the Grand Cayman Islands. This branch enables Mercantile Bank to participate in the Eurodollar market for deposits and loans. At December 31, 1997, total deposits of the foreign branch amounted to $828,154,000.

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

      Mercantile and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of Mercantile's subsidiaries, and therefore the earnings of Mercantile, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency (the "Comptroller"), and various state financial institution regulatory agencies. In addition, there are numerous governmental requirements and regulations that affect the activities of Mercantile and its subsidiaries.

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

      Payment of Dividends. Mercantile is a legal entity separate and distinct from its financial institutions and other subsidiaries. The principal source of Mercantile's revenues is dividends from its financial institution subsidiaries. Various federal and state statutory provisions limit the amount of dividends an affiliate financial institution can pay to Mercantile without regulatory approval. The approval of federal and state bank regulatory agencies, as appropriate, is required for any dividend if the total of all dividends declared in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. In addition, a national bank or a state member bank may not pay a dividend in an amount greater than its net profits then on hand. The payment of dividends by any financial institution subsidiary also may be affected by other factors, such as the maintenance of adequate capital.

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

      Support of Subsidiary Banks. Under Federal Reserve Board policy, Mercantile is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each of the subsidiaries in circumstances where it might not choose to do so absent such a policy. This support may be required at times when Mercantile may not find itself able to provide it. In addition, any capital loans by Mercantile to any of its subsidiaries also would be subordinate in right of payment to deposits and certain other indebtedness of such subsidiary.

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

      FIRREA and FDICIA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a cross-guarantee provision that could result in insured depository institutions owned by Mercantile being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Mercantile. Under FIRREA, failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

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

      The prompt corrective action provision of FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories ("well capitalized," "adequately capitalized" or one of three "undercapitalized" categories) and to take progressively more restrictive actions based on the capital categorization, as specified below. Under FDICIA, capital requirements include a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any relevant capital measure.

      The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it: (i) had a risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 6% or greater; (iii) had a ratio of Tier I capital to adjusted total assets of 5% or greater; and
(iv) was not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater). All Mercantile subsidiary financial institutions as of December 31, 1997 were categorized as "well capitalized."

      Banking agencies have recently adopted final regulations that mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, these banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

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

      Interstate Banking and Other Recent Legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), enacted in 1994, facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) interstate merger of banks, except for banks located in Montana and Texas, which states enacted legislation to "opt out" of this authority, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of Riegle-Neal is to permit Mercantile to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Missouri.

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

STATISTICAL DISCLOSURES

      The following statistical disclosures, except as noted, are included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1997, and incorporated herein by reference.

                                                                                                ANNUAL REPORT
       SCHEDULE                                                                                   REFERENCE
       --------                                                                                 -------------
I.     DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
       INTEREST RATES AND INTEREST DIFFERENTIAL
       A.   Average Balance Sheets                                                                      Page 78
       B.   Analysis of Net Interest Earnings (included herein at page 8)                                 N/A
       C.   Taxable-Equivalent Rate-Volume Analysis (included herein at page 8)                           N/A
II.    INVESTMENT PORTFOLIO
       A.   Book Value by Type of Security                                                      Note F, Page 61
       B.   Maturity Distribution (included herein at page 9)                                             N/A
III.   LOAN PORTFOLIO
       A.   Types of Loans                                                                  Exhibit 13, Page 39
       B.   Maturities and Sensitivities to Changes in Interest Rates                       Exhibit 13, Page 39
       C.   Risk Elements
            1.   Non-Accrual, Past Due and Restructured Loans                               Exhibit 16, Page 43
                                                                                            Exhibit 17, Page 43
                                                                                                Note A, Page 57
            2.   Potential Problem Loans                                                    Commentary, Page 44
            3.   Foreign Outstandings                                                                      <F*>
IV.    SUMMARY OF LOAN LOSS EXPERIENCE
       A.   Reserve for Possible Loan Losses                                                Exhibit 14, Page 40
                                                                                            Commentary, Page 39
                                                                                                Note A, Page 57
       B.   Allocation of the Reserve for Possible Loan Losses                              Exhibit 15, Page 41
V.     DEPOSITS
       A.   Average Balances and Rates Paid by Deposit Category                                         Page 78
       B.   Maturity Distribution of Certain CDs and Time Deposits                           Exhibit 7, Page 33
VI.    RETURN ON EQUITY AND ASSETS                                                           Exhibit 4, Page 28
VII.   SHORT-TERM BORROWINGS (included herein at page 10)                                                 N/A


<F*>There were no significant interest bearing deposits with foreign banks at
December 31, 1997, 1996 or 1995.

-----------------------------------------------------------------------------------------------------------------------------------
TAXABLE-EQUIVALENT RATE-VOLUME ANALYSIS
($ in Millions)
                                                      AVERAGE VOLUME                  AVERAGE RATE<F1>
                                               ----------------------------      ------------------------
                                               1997        1996        1995      1997      1996      1995
                                               ----        ----        ----      ----      ----      ----
INTEREST INCOME
Loans and leases<F3>
  Commercial                                 $ 4,391     $ 3,921     $ 3,721     8.44%     8.43%     8.87%
  Real estate--commercial                      2,916       2,780       2,588     8.72      8.69      9.05
  Real estate--construction                      660         520         547     8.87      9.20     10.28
  Real estate--residential mortgage            6,291       3,887       3,721     7.79      8.07      7.76
  Real estate--home equity credit loans          443         371         376     9.78      9.74     10.03
  Consumer                                     1,935       1,762       1,705     8.88      8.88      8.72
  Credit card                                    635         847         777    12.83     12.86     14.29
                                             -------     -------     -------
      Total Loans and Leases                  17,271      14,088      13,435     8.51      8.77      8.98
Investment in debt and equity securities
  Trading                                        105          56          55     6.79      6.45      6.21
  Taxable                                      5,623       4,596       4,398     6.43      6.10      6.03
  Tax-exempt                                     375         419         451     7.98      7.96      8.26
                                             -------     -------     -------
      Total                                    6,103       5,071       4,904     6.53      6.26      6.23
Short-term investments
  Due from banks--interest bearing               178          70          42     5.43      5.86      5.96
  Federal funds sold and repurchase
    agreements                                   225         223         312     6.59      5.74      6.15
                                             -------     -------     -------
      Total Short-term Investments               403         293         354     6.07      5.77      6.13
                                             -------     -------     -------
      Total Interest Income<F1>              $23,777     $19,452     $18,693     7.96      8.07      8.21
                                             =======     =======     =======

INTEREST EXPENSE
Interest Bearing Deposits
  Interest bearing demand                    $ 2,572     $ 2,456     $ 2,366     2.02%     2.13%     2.19%
  Money market accounts                        3,185       2,672       2,409     3.96      3.84      3.94
  Savings                                      1,240       1,123       1,172     2.37      2.30      2.40
  Consumer time certificates
    under $100,000                             7,643       6,131       5,902     5.52      5.54      5.44
  Other time                                     158         186         122     4.18      4.18      6.33
                                             -------     -------     -------
      Total Interest Bearing
        Core Deposits                         14,798      12,568      11,971     4.30      4.20      4.20
  Time certificates $100,000
    and over                                   1,400       1,181       1,120     5.61      5.53      5.75
  Foreign                                        458         184         211     5.72      5.70      6.21
                                             -------     -------     -------
      Total Purchased Deposits                 1,858       1,365       1,331     5.63      5.55      5.83
                                             -------     -------     -------
      Total Interest Bearing Deposits         16,656      13,933      13,302     4.45      4.33      4.37
  Short-term borrowings                        2,748       1,520       1,704     5.44      5.36      5.54
  Bank notes                                     175         261         215     6.02      5.88      6.37
  Long-term debt<F4>                             842         320         352     6.72      7.56      7.52
                                             -------     -------     -------
      Total Interest Expense                 $20,421     $16,034     $15,573     4.69      4.52      4.59
                                             =======     =======     =======
      NET INTEREST RATE SPREAD                                                   3.27      3.55      3.62
      NET INTEREST RATE MARGIN AND
      NET INTEREST INCOME                                                        3.93      4.34      4.38


   <F1> Taxable-equivalent basis. Includes tax-equivalent adjustments of $15,086,000, $16,353,000 and $17,758,000 for 1997, 1996
        and 1995, respectively, based on a Federal income tax rate of 35%.

   <F2> The rate-volume variance is allocated entirely to rate.

   <F3> Income from loans on non-accrual status is included on a cash basis, while non-accrual loan balances are included in average volume.

   <F4> Includes company-obligated mandatorily redeemable preferred securities of Mercantile Capital Trust I.


-----------------------------------------------------------------------------------------------------------------------------------
TAXABLE-EQUIVALENT RATE-VOLUME ANALYSIS (Continued)
($ in Millions)

                                                                                          INCREASE (DECREASE)
                                                                      -----------------------------------------------------------
                                                INTEREST                     1996 TO 1997                    1995 TO 1996
                                       --------------------------     ---------------------------     ---------------------------
                                       1997       1996       1995     RATE<F2>     VOL.     TOTAL     RATE<F2>     VOL.     TOTAL
                                       ----       ----       ----     --------     ----     -----     --------     ----     -----
INTEREST INCOME
Loans and leases<F3>
  Commercial                          $  371     $  331     $  331      $  1       $ 39     $ 40        $(17)      $ 17     $ --
  Real estate--commercial                254        241        234         1         12       13         (10)        17        7
  Real estate--construction               59         48         56        (2)        13       11          (6)        (2)      (8)
  Real estate--residential mortgage      490        314        288       (18)       194      176          13         13       26
  Real estate--home equity credit
    loans                                 43         36         38        --          7        7          (1)        (1)      (2)
  Consumer                               172        156        149        --         16       16           3          4        7
  Credit card                             81        109        111        (1)       (27)     (28)        (12)        10       (2)
                                      ------     ------     ------      ----       ----     ----        ----       ----     ----
      Total Loans and Leases           1,470      1,235      1,207       (19)       254      235         (30)        58       28
Investments in debt and equity
 securities
  Trading                                  7          4          3        --          3        3           1         --        1
  Taxable                                362        280        265        19         63       82           3         12       15
  Tax-exempt                              30         33         38        --         (3)      (3)         (2)        (3)      (5)
                                      ------     ------     ------      ----       ----     ----        ----       ----     ----
      Total                              399        317        306        19         63       82           2          9       11
Short-term investments
  Due from banks--interest bearing         9          4          2        (1)         6        5          --          2        2
  Federal funds sold and repurchase
   agreements                             15         13         19         2         --        2          (1)        (5)      (6)
                                      ------     ------     ------      ----       ----     ----        ----       ----     ----
      Total Short-term Investments        24         17         21         1          6        7          (1)        (3)      (4)
                                      ------     ------     ------      ----       ----     ----        ----       ----     ----
      Total Interest Income<F1>       $1,893     $1,569     $1,534      $  1       $323     $324        $(29)      $ 64     $ 35
                                      ======     ======     ======      ====       ====     ====        ====       ====     ====
INTEREST EXPENSE
Interest Bearing Deposits
  Interest bearing demand             $   52     $   52     $   52      $ (2)      $  2     $ --        $ (1)      $  1     $ --
  Money market accounts                  126        103         95         4         19       23          (2)        10        8
  Savings                                 29         26         28         1          2        3          (1)        (1)      (2)
  Consumer time certificates
   under $100,000                        422        339        321        (1)        84       83           6         12       18
  Other time                               7          8          8        --         (1)      (1)         (4)         4       --
                                      ------     ------     ------      ----       ----     ----        ----       ----     ----
      Total Interest Bearing
        Core Deposits                    636        528        504         2        106      108          (2)        26       24
  Time certificates $100,000
   and over                               78         65         64         1         12       13          (3)         4        1
  Foreign                                 26         11         13        --         15       15          --         (2)      (2)
                                      ------     ------     ------      ----       ----     ----        ----       ----     ----
      Total Purchased Deposits           104         76         77         1         27       28          (3)         2       (1)
                                      ------     ------     ------      ----       ----     ----        ----       ----     ----
      Total Interest Bearing
         Deposits                        740        604        581         3        133      136          (5)        28       23
  Short-term borrowings                  149         82         95         2         65       67          (3)       (10)     (13)
  Bank notes                              11         15         14        --         (4)      (4)         (1)         2        1
  Long-term debt<F4>                      57         24         26        (7)        40       33          --         (2)      (2)
                                      ------     ------     ------      ----       ----     ----        ----       ----     ----
      Total Interest Expense          $  957     $  725     $  716      $ (2)      $234     $232        $ (9)      $ 18     $  9
                                      ======     ======     ======      ====       ====     ====        ====       ====     ====
      NET INTEREST RATE SPREAD
      NET INTEREST RATE MARGIN AND
      NET INTEREST INCOME             $  936     $  844     $  818
                                      ======     ======     ======


   <F1> Taxable-equivalent basis. Includes tax-equivalent adjustments of $15,086,000, $16,353,000 and $17,758,000 for 1997, 1996
        and 1995, respectively, based on a Federal income tax rate of 35%.

   <F2> The rate-volume variance is allocated entirely to rate.

   <F3> Income from loans on non-accrual status is included on a cash basis, while non-accrual loan balances are included in average volume.

   <F4> Includes company-obligated mandatorily redeemable preferred securities of Mercantile Capital Trust I.

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
INVESTMENTS IN DEBT AND EQUITY SECURITIES<F1>
($ in Thousands)

                                                                        DECEMBER 31, 1997
                                    -----------------------------------------------------------------------------------------
                                               AVAILABLE-FOR-SALE                                HELD-TO-MATURITY
                                    -----------------------------------------       -----------------------------------------
                                                    ESTIMATED                                      ESTIMATED
                                    AMORTIZED         FAIR                          AMORTIZED        FAIR
                                      COST            VALUE         YIELD<F2>         COST           VALUE          YIELD<F2>
                                    ---------       ---------       ---------       ---------      ---------        ---------
U.S. TREASURY
Within one year                     $  406,403      $  406,800         5.80%        $ 12,309       $ 12,311           6.44%
One to five years                      611,320         614,452         5.99           14,945         15,064           6.33
Five to 10 years                         2,226           2,658         8.40               --             --             --
After 10 years                              --              --           --               --             --             --
                                    ----------      ----------                      --------       --------
    Total                            1,019,949       1,023,910         5.92           27,254         27,375           6.38
Average Maturity                                                   1 yr. 7 mo.                                     1 yr. 0 mo.
U.S. GOVERNMENT AGENCIES<F3>
Within one year                        636,783         636,698         6.10          100,041        100,041           5.99
One to five years                    2,176,039       2,188,995         6.40           98,849        102,663           7.46
Five to 10 years                       256,623         261,603         6.98           15,682         14,113           9.62
After 10 years                         124,173         125,435         6.85            4,912          5,224           8.55
                                    ----------      ----------                      --------       --------
    Total                            3,193,618       3,212,731         6.40          219,484        222,041           6.97
Average Maturity                                                   3 yr. 2 mo.                                     2 yr. 0 mo.
OBLIGATIONS OF STATE AND
  POLITICAL SUBDIVISIONS
Within one year                        109,327         109,848         7.06               --             --             --
One to five years                      168,442         172,003         7.76               --             --             --
Five to 10 years                        66,034          68,242         8.16               --             --             --
After 10 years                          48,067          49,461         9.09               --             --             --
                                    ----------      ----------                      --------       --------
    Total                              391,870         399,554         7.79               --             --             --
Average Maturity                                                   4 yr. 1 mo.
OTHER<F3>
Within one year                        123,176         123,139         7.15               --             --             --
One to five years                    1,508,584       1,511,014         7.28               --             --             --
Five to 10 years                        97,543          97,746         6.29               --             --             --
After 10 years                         454,936         453,656         7.58            2,696          2,719           9.49
                                    ----------      ----------                      --------       --------
    Total                            2,184,239       2,185,555         7.29            2,696          2,719           9.49
Average Maturity                                                   6 yr. 9 mo.                                    21 yr. 6 mo.
TOTAL INTEREST EARNING
  INVESTMENTS<F3>
Within one year                      1,275,689       1,276,485         6.19          112,350        112,352           6.04
One to five years                    4,464,385       4,486,464         6.69          113,794        117,727           7.31
Five to 10 years                       422,426         430,249         7.01           15,682         14,113           9.62
After 10 years                         627,176         628,552         7.55            7,608          7,943           8.88
                                    ----------      ----------                      --------       --------
    Total                            6,789,676       6,821,750         6.70          249,434        252,135           6.93
Average Maturity                                                   4 yr. 2 mo.                                     2 yr. 1 mo.
FEDERAL RESERVE BANK STOCK,
  FEDERAL HOME LOAN BANK
  STOCK AND OTHER EQUITY
  INVESTMENTS                          403,142         403,888         7.04               --             --
                                    ----------      ----------                      --------       --------
    TOTAL PORTFOLIO                 $7,192,818      $7,225,638         6.72         $249,434       $252,135
                                    ==========      ==========                      ========       ========


   <F1> This exhibit excludes trading securities, which are reported at estimated fair value on the Consolidated Balance
        Sheet. Trading securities totaled $70,486,000, $31,272,000 and $67,256,000 at December 31, 1997, 1996 and 1995,
        respectively.

   <F2> Taxable-equivalent basis.

   <F3> Maturities of asset-backed obligations are based on the remaining weighted average maturities.

------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
($ in Thousands)

                                             1997                          1996                          1995
                                  --------------------------     --------------------------    --------------------------
                                                    AVERAGE                        AVERAGE                       AVERAGE
                                  AMOUNT     RATE   MATURITY     AMOUNT     RATE   MATURITY    AMOUNT     RATE   MATURITY
                                  ------     ----   --------     ------     ----   --------    ------     ----   --------
AT YEAR END
Federal funds purchased and
  repurchase agreements          $1,991,289   5.51%  15 days   $1,781,011   5.83%   8 days   $1,716,909   5.08%  15 days
Short-term FHLB advances          1,352,203   5.85  163 days       66,794   5.64  137 days       74,280   5.92   87 days
Treasury tax and loan notes         101,858   5.42    2 days      117,750   5.16    2 days      118,183   5.23    2 days
Commercial paper                      1,510   5.25   15 days       19,405   5.45   17 days       16,950   5.81   17 days
Other short-term borrowings          18,962   5.79    2 days        2,304   6.62    9 days        3,145   7.57    2 days
                                 ----------                    ----------                    ----------
    Total Short-term
     Borrowings                  $3,465,822   5.64   72 DAYS   $1,987,264   5.78   12 days   $1,929,467   5.13   17 days
                                 ==========                    ==========                    ==========

Average for the Year
Federal funds purchased and
  repurchase agreements          $1,974,987   5.36%            $1,355,976   5.34%            $1,429,122   5.47%
Short-term FHLB advances            661,778   5.71                 63,905   5.82                 72,411   6.19
Treasury tax and loan notes          85,666   5.23                 76,976   5.21                173,987   5.68
Commercial paper                     17,097   5.56                 18,222   5.42                 24,273   6.06
Other short-term borrowings           8,637   5.80                  4,723   5.86                  4,356   9.20
                                 ----------                    ----------                    ----------
    Total Short-term
     Borrowings                  $2,748,165   5.44             $1,519,802   5.36             $1,704,149   5.54
                                 ==========                    ==========                    ==========

Maximum Month-End Balance
Federal funds purchased and
  repurchase agreements          $2,466,340                    $1,781,011                    $1,854,611
Short-term FHLB advances          1,352,203                        73,939                        82,452
Treasury tax and loan notes         258,122                       435,780                       555,761
Commercial paper                     24,800                        21,660                        31,157
Other short-term borrowings          90,968                        38,067                         5,279
------------------------------------------------------------------------------------------------------------------------

ITEM 2. PROPERTIES

      Mercantile and Mercantile Bank occupy 22 stories of the Mercantile Tower, a 35-story building owned by Mercantile Bank and located at Seventh and Washington Streets in St. Louis, Missouri. Among the other properties owned by Mercantile Bank are a four-story, 222,400 square-foot data processing center located at 1005 Convention Plaza in St. Louis, Missouri, a four-story, 101,827 square-foot banking facility located at 721 Locust Street, St. Louis, Missouri and a two-story, 34,800 square foot banking facility located at 10 North Hanley Road, Clayton Missouri.

      Mercantile's subsidiaries own and lease other facilities in Missouri, Illinois, Kansas, Iowa and Arkansas. See Note H to the Consolidated Financial Statements included on page 63 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1997, which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

      Mercantile and its subsidiaries are subject to various legal actions and proceedings in the normal course of business, some of which involve substantial claims for compensatory or punitive damages. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe that the final outcome of any known or threatened litigation will have a material adverse effect on the financial condition of Mercantile.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      See Part III, Item 10.


                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

      Information concerning the Common Stock of the Registrant, included on page 81 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      Selected Financial Data, included as Exhibit 3 on page 27 in the Annual Report of the Registrant for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 25 through 50 of the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Quantitative and Qualitative Disclosures About Market Risk, included as
Exhibit 6 on page 32 and under the Section entitled "Interest Rate Sensitivity" on page 33 of the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements, included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1997, are incorporated herein by reference.

                                                                        ANNUAL REPORT
              STATEMENT                                                   REFERENCE
              ---------                                                 -------------
Independent Auditors' Report.                                               Page 51

Consolidated Statement of Income - Years ended December 31,
      1997, 1996 and 1995.                                                  Page 52

Consolidated Balance Sheet - December 31, 1997, 1996 and
      1995.                                                                 Page 53

Consolidated Statement of Changes in Shareholders' Equity -
      Years ended December 31, 1997, 1996 and 1995.                         Page 54

Consolidated Statement of Cash Flows - Years ended
      December 31, 1997, 1996 and 1995.                                     Page 55

Notes to Consolidated Financial Statements.                                 Pages 56-75

      Selected Quarterly Financial Data, included as Exhibit 20 on page 50 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors is contained in "Election of Directors" and "Beneficial Ownership of Stock by Management," included in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

      The following is a list, as of February 27, 1998, of the names and ages of the executive officers of Mercantile and all positions and offices with Mercantile presently held by the person named. There is no family relationship between any of the named persons.

                                                        ALL POSITIONS AND OFFICES
      NAME                    AGE                         HELD WITH MERCANTILE
      ----                    ---                       -------------------------
Thomas H. Jacobsen            58        Chairman of the Board, President and Chief Executive Officer

W. Randolph Adams             53        Senior Executive Vice President and Chief Administrative Officer

John Q. Arnold                54        Vice Chairman and Chief Financial Officer

Stanley J. Bradshaw           40        President, Mercantile Credit Corp, Inc.

John P. Dubinsky              54        Chairman, Mercantile Bank National Association

Richard C. King               53        President, Mercantile Bank National Association

John W. McClure               52        Vice Chairman, Financial Advisory Services

Jon W. Bilstrom               51        General Counsel and Secretary

Jon P. Pierce                 57        Executive Vice President, Human Resources

Arthur G. Heise               49        Senior Vice President and Auditor

Michael T. Normile            48        Senior Vice President, Finance and Control

      The executive officers were appointed by and serve at the pleasure of the Board of Directors of Mercantile. Messrs. Jacobsen, Adams, Arnold, King, McClure, Bilstrom, Pierce, Heise and Normile have served as executive officers of either Mercantile or Mercantile Bank for at least the last five years. Mr. Bradshaw was Chairman of the Board, President and Chief Executive Officer at Roosevelt Financial Group, Inc. and Roosevelt Bank prior to joining Mercantile in July of 1997; and Mr. Dubinsky served as President and Chief Executive Officer at Mark Twain Bancshares, Inc. prior to joining Mercantile in April of 1997.

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation is contained in "Compensation of Executive Officers," included in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof" and "Beneficial Ownership of Stock by Management," included in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is contained in "Interest of Management and Others in Certain Transactions," included in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    (1)    Financial Statements: Incorporated herein by reference,
                       are Listed in Item 8 hereof.

                (2)    Financial Statement Schedules:

                       None.

                (3)    Exhibits: See Exhibit Index at page 17 hereof.

         (b)    Reports on Form 8-K

                The Registrant filed one (1) Current Report on Form 8-K on October 3, 1997. In that Report, under Item 5, Registrant disclosed that in connection with the assimilation of Roosevelt Financial Group, Inc. ("Roosevelt"), which was acquired by the Registrant on July 1, 1997, the Registrant would record in the third quarter of 1997 a one-time pre-tax charge of $84,000,000, or an after tax-charge of approximately $.44 per share (giving effect to the 3-for-2 stock split paid in the form of a stock dividend on October 1, 1997). In that same Current Report on Form 8-K, under Item 5, the Registrant also disclosed that Mercantile Bank and Direct Merchants Credit Card Bank, National Association ("Direct Merchants"), a national banking association and wholly owned subsidiary of Metris Companies Inc., located in St. Louis Park, Minnesota, entered into a Purchase Agreement, dated September 25, 1997, pursuant to which Direct Merchants would acquire the portion of Mercantile Bank's credit card portfolio representing former co-branded accounts. The acquired portfolio contained approximately 500,000 accounts and $420 million in receivables and represented 35% of Mercantile Bank's total managed credit card receivables. The Current Report also disclosed that in connection with the Direct Merchants transaction, the Registrant would record a one-time pre-tax charge of approximately $50,000,000, or an after-tax charge of $.25 per share (giving effect to the 3-for-2 stock split paid in the form of a stock dividend on October 1, 1997).

                                    SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERCANTILE BANCORPORATION INC.
                                            (Registrant)



Date: March 27, 1998                By: /s/  Thomas H. Jacobsen
                                       -----------------------------------------
                                                 Thomas H. Jacobsen
                                           Chairman of the Board, President,
                                         Chief Executive Officer and Director


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

               SIGNATURE                           TITLE                                Date
               ---------                           -----                                ----
/s/  Thomas H. Jacobsen
----------------------------------      Chairman of the Board, President and     March 27, 1998
     (Thomas H. Jacobsen)                      Chief Executive Officer
  Principal Executive Officer


/s/  John Q. Arnold
----------------------------------      Vice Chairman and Chief Financial        March 27, 1998
        (John Q. Arnold)                             Officer
  Principal Financial Officer


/s/  Michael T. Normile
----------------------------------      Senior Vice President, Finance and       March 27, 1998
     (Michael T. Normile)                             Control
  Principal Accounting Officer


/s/  Richard E. Beumer
----------------------------------      Director                                 February 20, 1998
       (Richard E. Beumer)



               SIGNATURE                           TITLE                                Date
               ---------                           -----                                ----

/s/  Harry M. Cornell, Jr.
----------------------------------      Director                                 February 20, 1998
    (Harry M. Cornell, Jr.)


----------------------------------      Director
    (Dr. Henry Givens, Jr.)


/s/  William A. Hall
----------------------------------      Director                                 February 20, 1998
      (William A. Hall)


/s/  Thomas A. Hays
----------------------------------      Director                                 February 20, 1998
        (Thomas A. Hays)


/s/ Frank Lyon, Jr.
----------------------------------      Director                                 February 20, 1998
      (Frank Lyon, Jr.)


/s/  Robert W. Murray
----------------------------------      Director                                 February 20, 1998
     (Robert W. Murray)


/s/ Harvey Saligman
----------------------------------      Director                                 February 20, 1998
        (Harvey Saligman)


/s/  Craig D. Schnuck
----------------------------------      Director                                 February 20, 1998
      (Craig D. Schnuck)


----------------------------------      Director
      (Alvin J. Siteman)


/s/  Robert L. Stark
----------------------------------      Director                                 February 20, 1998
      (Robert L. Stark)


/s/ Patrick T. Stokes
----------------------------------      Director                                 February 20, 1998
     (Patrick T. Stokes)


/s/  John A. Wright
----------------------------------      Director                                 February 19, 1998
        (John A. Wright)

                                                   EXHIBIT INDEX

Exhibit No.                                          Description
----------                                           -----------
No. 3-1(a)       Restated Articles of Incorporation of the Registrant, as amended and currently in effect, filed as Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, are incorporated herein by reference.

No. 3-1(b)       Third Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior
                 Participating Preferred Stock of the Registrant.

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

No. 4-3          Form of Indenture Regarding Senior Debt Securities, filed as Exhibit 4.1 to Registrant's
                 Registration Statement No. 333-25775, is incorporated herein by reference.

No. 4-4          Form of Indenture Regarding Subordinated Debt Securities, filed as Exhibit 4.2 to Registrant's
                 Registration Statement No. 333-25775, is incorporated herein by reference.

No. 4-5          Indenture, dated February 4, 1997, First Supplemental Indenture, dated February 4, 1997, and
                 Supplemental Indenture of First Supplemental Indenture, dated May 22, 1997, between the Company, as issuer, and The Chase Manhattan Bank, as Indenture Trustee, filed as Exhibits 4.5, 4.6 and
                 4.12, respectively, to the Company's Registration Statement on Form S-4 (No. 333-25131), are
                 incorporated herein by reference.

No. 10-1         The Mercantile Bancorporation Inc. 1987 Stock Option Plan, as amended, filed as Exhibit 10-3 to
                 Registrant's Report on Form 10-K for the year ended December 31, 1989 (Commission File No.
                 1-11792), is incorporated herein by reference.<F*>

No. 10-2         The Mercantile Bancorporation Inc. Amended and Restated Executive Incentive Compensation Plan,
                 filed as Annex H to Registrant's definitive Proxy Statement for the 1997 Annual Meeting of
                 Shareholders, is incorporated herein by reference.<F*>

No. 10-3         The Mercantile Bancorporation Inc. Employee Stock Purchase Plan, filed as Exhibit 10-7 to
                 Registrant's Report on Form 10-K for the year ended December 31, 1989 (Commission File No.
                 1-11792), is incorporated herein by reference.<F*>

No. 10-4         The Mercantile Bancorporation Inc. 1991 Employee Incentive Plan, filed as Exhibit 10-7 to
                 Registrant's Report on Form 10-K for the year ended December 31, 1990 (Commission File No.
                 1-11792), is incorporated herein by reference.<F*>


Exhibit No.                                          Description
----------                                           -----------
No. 10-5         Amendment Number One to the Mercantile Bancorporation Inc.  1991 Employee Incentive Plan, filed as Exhibit 10-6 to Registrant's Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.<F*>

No. 10-6         The Mercantile Bancorporation Inc. Amended and Restated Stock Incentive Plan, filed as Annex G to Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, is
                 incorporated herein by reference.<F*>

No. 10-7         The Mercantile Bancorporation Inc. 1994 Stock Incentive Plan for Non-Employee Directors, filed as Appendix E to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of
                 Shareholders, is incorporated herein by reference.<F*>

No. 10-8         The Mercantile Bancorporation Inc. Amended and Restated Voluntary Deferred Compensation Plan,
                 filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-8 (File No. 333-47713),
                 is incorporated herein by reference.<F*>

No. 10-9         Employment Agreement for Thomas H. Jacobsen, as amended and restated.<F*>

No. 10-10        Form of Change of Control Employment Agreement for John W. McClure, W. Randolph Adams, John Q.
                 Arnold and Certain Other Executive Officers, filed as Exhibit 10-10 to Registrant's Report on
                 Form 10-K for the year ended December 31, 1989 (Commission File No. 1-11792), is incorporated herein by reference.<F*>

No. 10-11        Mercantile Bancorporation Inc. Supplemental Retirement Plan, filed as Exhibit 10-12 to
                 Registrant's Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.<F*>

No. 10-12        Mercantile Bancorporation Inc. Voluntary Deferred Compensation Plan for Non-Employee Affiliate
                 Directors and Advisory Directors, filed as Exhibit 10.3 to Registrant's Registration statement on Form S-8 (File No. 333-47713), is incorporated herein by reference.<F*>

No. 10-13        Mercantile Bancorporation Inc. Amended and Restated Stock Incentive Plan for Non-Employee
                 Directors, filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-8 (File No.
                 333-47713), is incorporated herein by reference.<F*>

No. 10-14        Agreement and Plan of Reorganization, dated October 27, 1996, by and among Mercantile
                 Bancorporation Inc., Ameribanc, Inc. and Mark Twain Bancshares, Inc., filed as Exhibit 2.1 to
                 Registrant's Report on Form 8-K filed on November 6, 1996, is incorporated herein by reference.

No. 10-15        Amendment to Agreement and Plan of Reorganization, dated January 24, 1997, by and among
                 Registrant, Ameribanc, Inc. and Mark Twain Bancshares, Inc., filed as Exhibit 10-16 to Amendment
                 No. 2 to Registrant's Registration Statement No. 333-17757, is incorporated herein by reference.

No. 10-16        Stock Option Agreement, dated October 27, 1996, by and between Mercantile Bancorporation Inc., as grantee, and Mark Twain Bancshares, Inc., as issuer, filed as Exhibit 2.2 to Registrant's
                 Report on Form 8-K filed on November 6, 1996, is incorporated herein by reference.

No. 10-17        Agreement and Plan of Reorganization, dated December 22, 1996, by and between Mercantile
                 Bancorporation Inc. and Roosevelt Financial Group, Inc., filed as Exhibit 2.1 to Registrant's
                 Report on Form 8-K filed on December 30, 1996, is incorporated herein by reference.


Exhibit No.                                          Description
----------                                           -----------
No. 10-18        Stock Option Agreement, dated December 22, 1996, by and between Mercantile Bancorporation Inc., as grantee, and Roosevelt Financial Group, Inc., as issuer, filed as Exhibit 2.1 to Registrant's
                 Report on Form 8-K filed on December 30, 1996, is incorporated herein by reference.

No. 10-19        Employment Agreement for Alvin J. Siteman, dated November 18, 1996, filed as Exhibit 10.3 to
                 Registrant's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.<F*>

No. 10-20        Employment Agreement for John P. Dubinsky, dated October 27, 1996, filed as Exhibit 10.4 to
                 Registrant's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.<F*>

No. 10-21        Employment Agreement for Stanley J. Bradshaw, dated December 22, 1996, filed as Exhibit 10 to
                 Registrant's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.<F*>

No. 13           Annual Report of the Registrant to its Shareholders for the year ended December 31, 1997.

No. 21           Subsidiaries of the Registrant as of February 27, 1998.

No. 23           Consent of KPMG Peat Marwick LLP.

No. 24           Power of Attorney (on signature page).

No. 27           Financial Data Schedule.

-----------
<F*>Management contract or compensatory plan or arrangement.