Form 10-Q
period 1998-03-31
MERCANTILE BANCORPORATION INC
filed 1998-05-15
CIK 64907

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

      FOR QUARTER ENDED MARCH 31, 1998    COMMISSION FILE NUMBER 1-11792

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (314) 418-2525

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

COMMON STOCK, $.01 PAR VALUE, 133,225,523 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON APRIL 30, 1998.

===============================================================================

                                                         INDEX

                                             PART I--FINANCIAL INFORMATION

                                                                                                                PAGE NO.
                                                                                                                --------
Item 1--Financial Statements
    Consolidated Statement of Income (Unaudited)
    Three months ended March 31, 1998 and 1997                                                                     4

    Consolidated Balance Sheet
    March 31, 1998 and 1997 (Unaudited), and December 31, 1997                                                     5

    Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
    Three months ended March 31, 1998 and 1997                                                                     6

    Consolidated Statement of Cash Flows (Unaudited)
    Three months ended March 31, 1998 and 1997                                                                     7

    Notes to Consolidated Financial Statements                                                                     8

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations                     11

                                             PART II--OTHER INFORMATION

Item 4--Submission of Matters to a Vote of Security Holders                                                       25

Item 6--Exhibits and Reports on Form 8-K                                                                          27

Signature                                                                                                         28

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(THOUSANDS EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                                  1998         1997
                                                                  ----         ----
        INTEREST INCOME
          Interest and fees on loans and leases                 $394,119     $321,271
          Investments in debt and equity securities
            Trading                                                2,060        1,164
            Taxable                                              123,607       66,764
            Tax-exempt                                             4,557        5,354
                                                                --------     --------
              Total Investments in Debt and Equity
                   Securities                                    130,224       73,282
          Due from banks--interest bearing                         2,886        1,236
          Federal funds sold and repurchase agreements             3,102        2,673
                                                                --------     --------
              Total Interest Income                              530,331      398,462

        INTEREST EXPENSE
          Interest bearing deposits                              202,892      149,045
          Foreign deposits                                         7,617        4,717
          Short-term borrowings                                   49,545       22,872
          Bank notes                                               2,323        2,540
          Long-term debt and mandatorily redeemable
            preferred securities                                  27,649        7,327
                                                                --------     --------
              Total Interest Expense                             290,026      186,501
                                                                --------     --------
              NET INTEREST INCOME                                240,305      211,961
        PROVISION FOR POSSIBLE LOAN LOSSES                         6,606       18,443
                                                                --------     --------
              NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES                         233,699      193,518

        OTHER INCOME
          Trust                                                   25,886       22,801
          Service charges                                         25,576       22,798
          Investment banking and brokerage                        10,146        7,982
          Mortgage banking                                         4,919        2,778
          Gain on sale of mortgage servicing rights               23,155           --
          Credit card fees                                         3,284        5,399
          Securitization revenue                                   4,523        7,292
          Securities gains                                         4,263        1,049
          Miscellaneous                                           25,441       18,001
                                                                --------     --------
              Total Other Income                                 127,193       88,100

        OTHER EXPENSE
          Salaries                                                91,638       78,140
          Employee benefits                                       19,937       19,582
          Net occupancy                                           14,481       12,712
          Equipment                                               19,174       13,816
          Intangible asset amortization                           13,984        4,379
          Miscellaneous                                           37,650       36,966
                                                                --------     --------
              Total Other Expense                                196,864      165,595
                                                                --------     --------
              INCOME BEFORE INCOME TAXES                         164,028      116,023
        INCOME TAXES                                              60,136       41,028
                                                                --------     --------
              NET INCOME                                        $103,892     $ 74,995
                                                                ========     ========
        PER SHARE DATA
          Basic earnings per share                                  $.78         $.65
          Diluted earnings per share                                 .77          .64
          Dividends declared                                         .31         .287

  The accompanying notes to consolidated financial statements are an integral part of these statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)
                                                                                              MARCH 31                    MARCH 31
                                                                                               1998         DEC. 31        1997
                                                                                            (UNAUDITED)      1997       (UNAUDITED)
                                                                                            -----------   -----------   -----------
ASSETS
    Cash and due from banks                                                                 $ 1,193,064   $ 1,171,727   $   941,549
    Due from banks--interest bearing                                                            269,342       240,578       112,905
    Federal funds sold and repurchase agreements                                                258,295       292,384       200,011
    Investments in debt and equity securities
      Trading                                                                                   125,634        70,486        65,934
      Available-for-sale (Amortized cost of $7,984,300,
        $7,192,818, and $4,253,823, respectively)                                             8,027,916     7,225,638     4,246,090
      Held-to-maturity (Estimated fair value of
        $226,833, $252,135 and $533,648 respectively)                                           224,125       249,434       534,994
                                                                                            -----------   -----------   -----------
          Total Investments in Debt and Equity Securities                                     8,377,675     7,545,558     4,847,018
    Loans held-for-sale                                                                         219,891        85,790        62,857
    Loans and leases, net of unearned income                                                 19,405,131    19,114,127    15,149,826
                                                                                            -----------   -----------   -----------
          Total Loans and Leases                                                             19,625,022    19,199,917    15,212,683
    Reserve for possible loan losses                                                           (263,511)     (254,983)     (231,496)
                                                                                            -----------   -----------   -----------
          Net Loans and Leases                                                               19,361,511    18,944,934    14,981,187
    Bank premises and equipment                                                                 476,547       464,683       373,189
    Intangible assets                                                                           792,626       807,666       198,142
    Other assets                                                                              1,072,662       487,881       424,300
                                                                                            -----------   -----------   -----------
          Total Assets                                                                      $31,801,722   $29,955,411   $22,078,301
                                                                                            ===========   ===========   ===========
LIABILITIES
    Deposits
      Non-interest bearing                                                                  $ 3,487,875   $ 3,586,011   $ 2,896,268
      Interest bearing                                                                       18,576,440    17,908,477    14,180,186
      Foreign                                                                                   463,426       585,439       277,560
                                                                                            -----------   -----------   -----------
          Total Deposits                                                                     22,527,741    22,079,927    17,354,014
    Federal funds purchased and repurchase agreements                                         2,019,705     1,991,289     1,675,864
    Other short-term borrowings                                                               1,577,210     1,474,533       197,905
    Bank notes                                                                                   25,000       175,000       175,000
    Long-term Federal Home Loan Bank advances                                                 1,413,497       539,491        21,484
    Other long-term debt                                                                        779,564       779,662       280,498
    Company-obligated mandatorily redeemable preferred
      securities of Mercantile Capital Trust I                                                  150,000       150,000       150,000
    Other liabilities                                                                           825,839       355,340       341,616
                                                                                            -----------   -----------   -----------
          Total Liabilities                                                                  29,318,556    27,545,242    20,196,381
Commitments and contingent liabilities                                                               --            --            --

                                                            MARCH 31   DEC. 31   MARCH 31
                                                              1998       1997      1997
                                                            --------   -------   --------
SHAREHOLDERS' EQUITY
    Preferred stock--no par value
      Shares authorized                                        5,000      5,000     5,000
      Shares issued and outstanding                               --         --        --            --            --            --
    Common stock--$.01 par value at March 31, 1998 and
      Dec. 31, 1997, and $5.00 par value at March 31, 1997
      Shares authorized                                      200,000    200,000   200,000
      Shares issued                                          134,960    130,670   119,089         1,351         1,307       595,444
    Capital surplus                                                                             986,393       940,197        34,903
    Retained earnings                                                                         1,561,831     1,451,455     1,435,417
    Accumulated other comprehensive income                                                       30,850        23,215        (2,593)
    Treasury stock, at cost                                    1,845        162     5,066       (97,259)       (6,005)     (181,251)
                                                                                            -----------   -----------   -----------
          Total Shareholders' Equity                                                          2,483,166     2,410,169     1,881,920
                                                                                            -----------   -----------   -----------
          Total Liabilities and Shareholders' Equity                                        $31,801,722   $29,955,411   $22,078,301
                                                                                            ===========   ===========   ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
($ IN THOUSANDS)

                                               COMMON STOCK
                                          ----------------------                                           TOTAL
                                          OUTSTANDING              CAPITAL    RETAINED     TREASURY    SHAREHOLDERS'
                                            SHARES      DOLLARS    SURPLUS   EARNINGS<F*>    STOCK        EQUITY
                                          -----------   -------    -------   ------------  --------    -------------
BALANCE AT DECEMBER 31, 1996              116,229,704   $594,107   $ 34,956   $1,400,789   $ (84,201)   $1,945,651
Net income                                                                        74,995                    74,995
Common dividends declared:
  Mercantile Bancorporation Inc.--$.287
  per share                                                                      (25,892)                  (25,892)
  Pooled companies prior to acquisition                                           (5,895)                   (5,895)
Issuance of common stock in acquisition
  of Regional Bancshares, Inc.                900,625                  (474)         361      28,813        28,700
Issuance of common stock for:
  Employee incentive plans                    148,870        300       (632)                   2,596         2,264
  Convertible notes                             4,216         21         26                                     47
Other comprehensive income                                                       (11,812)                  (11,812)
Purchase of treasury stock                 (3,463,549)                                      (129,029)     (129,029)
Pre-merger transactions of pooled
  companies and other                         203,300      1,016      1,027          278         570         2,891
                                          -----------   --------   --------   ----------   ---------    ----------
BALANCE AT MARCH 31, 1997                 114,023,166   $595,444   $ 34,903   $1,432,824   $(181,251)   $1,881,920
                                          ===========   ========   ========   ==========   =========    ==========
BALANCE AT DECEMBER 31, 1997              130,508,090   $  1,307   $940,197   $1,474,670   $  (6,005)   $2,410,169
Net income                                                                       103,892                   103,892
Common dividends declared--$.31 per
  share                                                                          (41,747)                  (41,747)
Issuance of common stock in acquisitions
  of:
  HomeCorp, Inc.                              854,760          9      6,727       13,792                    20,528
  Horizon Bancorp, Inc.                     2,549,970         25     10,755       35,615         357        46,752
Issuance of common stock for:
  Employee incentive plans                    944,685          9     28,628                    2,193        30,830
  Convertible notes                             7,722          1         86                                     87
Other comprehensive income                                                         6,459                     6,459
Purchase of treasury stock                 (1,750,000)                                       (93,804)      (93,804)
                                          -----------   --------   --------   ----------   ---------    ----------
BALANCE AT MARCH 31, 1998                 133,115,227   $  1,351   $986,393   $1,592,681   $ (97,259)   $2,483,166
                                          ===========   ========   ========   ==========   =========    ==========

<F*>Includes accumulated other comprehensive income.

       The accompanying notes to consolidated financial statements are an integral part of these statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                                1998            1997
                                                                                                ----            ----
        OPERATING ACTIVITIES
          Net income                                                                        $   103,892     $    74,995
          Adjustments to reconcile net income to net cash provided (used) by operating activities
            Provision for possible loan losses                                                    6,606          18,443
            Depreciation and amortization                                                        16,455          12,020
            Provision for deferred income taxes (credits)                                        (2,305)            719
            Net change in loans held-for-sale                                                  (128,027)          3,516
            Net change in trading securities                                                     13,571         (34,409)
            Net change in accrued interest receivable                                            13,206           3,682
            Net change in accrued interest payable                                                8,278           1,330
            Other, net                                                                          (44,137)         14,678
                                                                                            -----------     -----------
              Net Cash Provided (Used) by Operating Activities                                  (12,461)         94,974

        INVESTING ACTIVITIES
          Investments in debt and equity securities, other than trading securities
            Purchases                                                                        (1,896,874)       (601,357)
            Proceeds from maturities                                                            733,144         464,866
            Proceeds from sales of available-for-sale securities                                595,170         167,779
          Net change in loans and leases                                                        202,023        (256,495)
          Purchases of loans and leases                                                        (127,651)        (33,686)
          Proceeds from sales of loans and leases                                               205,105          39,806
          Proceeds from sale of mortgage servicing rights                                        26,330              --
          Purchases of premises and equipment                                                   (19,120)        (14,534)
          Proceeds from sales of premises and equipment                                           3,610           1,444
          Proceeds from sales of foreclosed property                                              9,255           7,322
          Cash and cash equivalents from acquisitions, net of cash paid                          34,448          (8,132)
          Sale of banking offices, net                                                           (3,524)             --
          Other, net                                                                              5,588          (3,899)
                                                                                            -----------     -----------
              Net Cash Used by Investing Activities                                            (232,496)       (236,886)

        FINANCING ACTIVITIES
          Net change in time certificates of deposit under $100,000                            (285,402)        (91,306)
          Net change in time certificates of deposit $100,000 and over                           57,097          87,832
          Net change in other time deposits                                                      23,224         (68,066)
          Net change in foreign deposits                                                       (122,013)         25,673
          Net change in other deposits                                                          (61,710)        (72,524)
          Net change in short-term borrowings                                                    73,251        (122,950)
          Principal payments on bank notes                                                     (150,000)             --
          Issuance of long-term FHLB advances and other long-term debt                          851,500              --
          Issuance of company-obligated mandatorily redeemable preferred securities                  --         150,000
          Principal payments on long-term debt                                                     (146)         (2,802)
          Cash dividends paid                                                                   (39,339)        (31,787)
          Net proceeds from issuance of common stock from employee incentive plans and
            pre-merger transactions of pooled companies                                           8,311           1,934
          Purchase of treasury stock                                                            (93,804)       (140,804)
          Other, net                                                                                 --           3,174
                                                                                            -----------     -----------
              Net Cash Provided (Used) by Financing Activities                                  260,969        (261,626)
                                                                                            -----------     -----------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         16,012        (403,538)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,704,689       1,658,003
                                                                                            -----------     -----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 1,720,701     $ 1,254,465
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

NOTE B

NEW ACCOUNTING STANDARDS

Financial Accounting Standard ("FAS") 128, "Earnings per Share," was issued in February 1997. This statement was effective in the fourth quarter of 1997 and required additional reporting of earnings per share which gives effect to dilutive common share equivalents such as stock options or convertible notes. The Corporation's disclosure under FAS 128 is included in Note C to the Consolidated Financial Statements.

FAS 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of the Corporation's comprehensive income are included in Note E.

FAS 131, "Disclosures about Segments of an Enterprise and Related
Information," is effective for financial statements for periods beginning after December 15, 1997, but interim period reporting is not required in 1998. An operating segment is defined under FAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. Mercantile is currently evaluating the impact of FAS 131 on future financial statement disclosures.

FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," addresses disclosure of such benefit plans and is effective for fiscal years beginning after December 31, 1997 (i.e., in the Corporation's 1998 Annual Report). The Corporation does not anticipate a significant impact when making these new disclosures.

NOTE C

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted earnings per share gives effect to both the increase in the average shares outstanding that would have resulted from both the exercise of dilutive stock options and the conversion of the entire balance of outstanding convertible notes. Net income is increased in the diluted earnings per share computation by interest expense that would not be incurred on notes if
                                       8
they converted, net of taxes. The components of basic and diluted earnings per share as prescribed by FAS 128, "Earnings per Share," are as follows:

                                             (THOUSANDS EXCEPT PER
                                                  SHARE DATA)
                                          THREE MONTHS ENDED MARCH 31
                                             1998             1997
                                             ----             ----

BASIC

Net income                                  $103,892          $74,995
Weighted average shares outstanding      132,778,433      114,862,128
    BASIC EARNINGS PER SHARE                    $.78             $.65
DILUTED
Net income                                  $103,892          $74,995
Interest on convertible notes, net
  of taxes                                        12               24
                                            --------          -------
    Diluted Net Income                      $103,904          $75,019
                                            ========          =======
Weighted average common shares
  outstanding                            132,778,433      114,862,128
Employee incentive plans                   2,373,710        1,789,400
Convertible notes                             98,140          180,192
                                         -----------      -----------
    Diluted Average Shares
      Outstanding                        135,250,283      116,831,720
                                         ===========      ===========
    DILUTED EARNINGS PER SHARE                  $.77             $.64

All per share amounts and average shares outstanding have been restated to give effect to a three-for-two stock split distributed on October 1, 1997. Per share data for 1997 gives effect to the computational and reporting requirements of FAS 128.

NOTE D

ACQUISITIONS

On July 1, 1997, the Corporation acquired Roosevelt Financial Group, Inc. ("Roosevelt"), a $7.3 billion-asset thrift holding company headquartered in St. Louis, Missouri. The Roosevelt acquisition was accounted for as a purchase. Unaudited pro forma combined consolidated financial data including the Corporation and Roosevelt as of or for the three months ending March 31, 1997 is disclosed below. The unaudited pro forma combined consolidated financial data provided includes the impact of goodwill amortization and the reduction in net interest income due to: 1) interest lost on cash paid for share repurchases or paid directly to Roosevelt shareholders as consideration; and 2) interest on $650 million of senior debt, subordinated debt and redeemable preferred securities issued in 1997 largely to finance the Roosevelt acquisition, offset by interest earned on funds not utilized in the acquisition.

                           (THOUSANDS EXCEPT PER SHARE DATA)
                          AS OF OR FOR THE THREE MONTHS ENDED

                                        MARCH 31
                                          1997
                                        --------

Total assets                          $29,830,652
Net interest income                       248,064
Other income                              100,452
Net income                                 78,521
Basic earnings per share                      .63

As of March 31, 1998, the Corporation had acquisitions pending with CBT Corporation ("CBT") of Paducah, Kentucky, and Firstbank of Illinois Co. ("Firstbank"), headquartered in Springfield, Illinois. The CBT and Firstbank acquisitions are expected to close in the third quarter of 1998 and will be accounted for under the pooling-of-interests method. Unaudited pro forma combined consolidated financial data including the Corporation, CBT and Firstbank for the three months ending March 31, 1998 and 1997 is listed below:

                                    AS OF OR FOR THE THREE MONTHS ENDED
                                                 MARCH 31
                                     (THOUSANDS EXCEPT PER SHARE DATA)

                                          1998             1997
                                          ----             ----
Total assets                           $34,652,438      $24,941,289
Net interest income                        272,621          241,383
Other income                               136,760           96,011
Net income                                 114,076           84,528
Basic earnings per share                       .76              .65

The Corporation has also announced plans to merge with Financial Services Corporation of the Midwest, based in Rock Island, Illinois, and Iowa City based First Financial Bancorporation. These acquisitions, to be accounted for as poolings-of-interests, are expected to close in the third quarter of 1998.

NOTE E

COMPREHENSIVE INCOME

Comprehensive income as defined by FAS 130 is as follows:

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                   (THOUSANDS)

                                              1998             1997
                                              ----             ----
Net income                                  $103,892         $ 74,995

Other comprehensive income, net of
  tax:

    Holding gains (losses) on
      available-for-sale securities            9,230          (11,130)

    Less: Reclassification
      adjustment for securities
      gains included
      in net income above                     (2,771)            (682)
                                            --------         --------

Other Comprehensive Income                     6,459          (11,812)
                                            --------         --------

    COMPREHENSIVE INCOME                    $110,351         $ 63,183
                                            ========         ========

NOTE F

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

---------------------------------------------------------------------------------------

EXHIBIT 1

HIGHLIGHTS

                                                           FIRST QUARTER
                                                         1998          1997      CHANGE
---------------------------------------------------------------------------------------
PER SHARE DATA
    Diluted earnings per share                           $  .77        $  .64     20.3%
    Basic earnings per share                                .78           .65     20.0
    Dividends declared                                      .31          .287      8.0
    Book value at March 31                                18.65         16.50     13.0
    Market price at March 31                              54 13/16      35 5/16   55.2
---------------------------------------------------------------------------------------
OPERATING RESULTS (THOUSANDS)
    Taxable-equivalent net interest income             $243,706      $215,818     12.9%
    Tax-equivalent adjustment                             3,401         3,857    (11.8)
    Net interest income                                 240,305       211,961     13.4
    Provision for possible loan losses                    6,606        18,443    (64.2)
    Other income                                        127,193        88,100     44.4
    Other expense                                       196,864       165,595     18.9
    Income taxes                                         60,136        41,028     46.6
    Net income                                          103,892        74,995     38.5
---------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA
    Return on assets                                       1.35%         1.38%
    Return on equity                                      16.57         15.63
    Efficiency ratio                                      53.08         54.49
    Other expense to average assets                        2.57          3.04

    Net interest rate margin                               3.54          4.36

    Tangible equity to tangible assets                     5.45          7.70
    Equity to assets                                       7.81          8.52
    Tier I capital to risk-adjusted assets                 8.60         11.29
    Total capital to risk-adjusted assets                 11.64         13.92
    Leverage                                               6.23          8.48

    Reserve for possible loan losses to
      outstanding loans                                    1.34          1.52
    Reserve for possible loan losses to
      non-performing loans                               231.39        273.18
    Non-performing loans to outstanding loans               .58           .56

    Banks                                                    19            31
    Banking offices                                         557           511
    Full-time equivalent employees                        9,770         8,992
---------------------------------------------------------------------------------------
AVERAGE BALANCES (MILLIONS)
    Total assets                                        $30,700       $21,761     41.1%
    Earning assets                                       27,913        20,073     39.1
    Loans and leases                                     19,433        14,992     29.6
    Deposits                                             22,186        17,151     29.4
    Shareholders' equity                                  2,509         1,920     30.7
---------------------------------------------------------------------------------------

PERFORMANCE SUMMARY

   Net income for Mercantile Bancorporation Inc. ("Corporation" or "Mercantile") in the first quarter of 1998 was $103,892,000 compared with the $74,995,000 earned in the same period a year ago. Basic earnings per share was $.78 compared with $.65 in the first quarter of 1997 and diluted earnings per share was $.77 compared with $.64 in the first quarter of 1997. The Corporation recorded a gain on the sale of mortgage servicing rights in the first quarter of 1998 which totaled $23,155,000 on a pre-tax basis. This gain increased basic and diluted earnings per share by $.11. Return on average assets was 1.35% in 1998 compared with 1.38% in 1997, while return on average equity improved to 16.57% from 15.63% last year.

   The Corporation believes it is important to also disclose cash based earnings, which excludes intangible asset amortization, because it is more indicative of cash flows, and thus, the Corporation's ability to support growth and pay dividends. On July 1, 1997, Mercantile added $608 million of goodwill to its balance sheet in conjunction with the purchase of Roosevelt Financial Group, Inc. ("Roosevelt"). In 1998, first quarter cash based diluted earnings per share was $.87, up 27.9% from the $.68 earned in 1997. See Exhibit 3 for other cash based performance ratios and the related favorable comparisons to 1997.

   Exhibit 2 details acquisitions completed during 1997 and 1998 as well as four pending acquisitions. On February 2, 1998, the Corporation completed its acquisition of Horizon Bancorp, Inc. ("Horizon"), a $537 million-asset bank holding company in Arkadelphia, Arkansas. One month later, Mercantile completed the acquisition of HomeCorp, Inc. ("HomeCorp"), a $335 million-asset thrift holding company based in Rockford, Illinois. The Horizon and HomeCorp acquisitions met the requirements for treatment as poolings-of-interests; however, due to the immateriality of their financial condition and results of operations to that of Mercantile, the historical financial statements of the Corporation were not restated.

   The Corporation announced on January 12, 1998 that it had entered into an agreement to acquire CBT Corporation ("CBT") of Paducah, Kentucky, a bank holding company with assets totaling $1.0 billion. Additionally, on February 2, 1998, Mercantile announced plans to merge with Firstbank of Illinois Co. ("Firstbank"), a $2.3 billion-asset bank holding company headquartered in Springfield, Illinois. It is expected that Firstbank will divest of its two Missouri banks due to certain restrictions on deposit concentration. These banks had total assets of approximately $300 million. A gain is expected to be recorded in connection with the sales, but the amount of such gain is not known at this time. The CBT and Firstbank acquisitions are expected to close on July 1, 1998 and will be accounted for under the pooling-of-interests method. The Corporation expects to record one-time charges in the third quarter of 1998 related to both the CBT and

   -------------------------------------------------------------------------------------------------------------------------------
   EXHIBIT 2

   ACQUISITIONS
   ($ IN THOUSANDS)

                                                                                                CONSIDERATION
                                                                                             -------------------
                                                                                                           GROSS        ACCOUNTING
                                                     DATE           ASSETS      DEPOSITS     CASH         SHARES          METHOD
                                                     ----           ------      --------     ----         ------        ----------
   ACQUISITIONS COMPLETED
   HomeCorp, Inc.                                Mar. 2, 1998     $  335,137   $  309,157   $    14        854,760      Pooling<F1>
   Horizon Bancorp, Inc.                         Feb. 2, 1998        536,507      454,230         2      2,549,970      Pooling<F1>
   Roosevelt Financial Group, Inc.               July 1, 1997      7,251,985    5,317,514   374,477     18,948,884      Purchase
   Mark Twain Bancshares, Inc.                   Apr. 25, 1997     3,227,972    2,519,474        73     24,088,713      Pooling
   Regional Bancshares, Inc.                     Mar. 5, 1997        171,979      135,954    12,300        900,625      Purchase

   ACQUISITIONS PENDING
   CBT Corporation                               3rd Qtr. 1998     1,030,132      714,686        --      5,400,000<F2>  Pooling
   Firstbank of Illinois Co.                     3rd Qtr. 1998     2,283,670    2,000,539        --     13,800,000<F2>  Pooling
   Financial Services Corporation of the Midwest 3rd Qtr. 1998       518,046      408,995        --      2,077,000<F2>  Pooling
   First Financial Bancorporation                3rd Qtr. 1998       568,442      480,461        --      3,194,844<F2>  Pooling


   <F1> The historical financial statements of the Corporation were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of Mercantile.

   <F2> Estimated number of shares to be issued in acquisition.

   -------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------
EXHIBIT 3

CASH BASED EARNINGS
($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                           THREE MONTHS
                                              ENDED
                                             MARCH 31
                                         1998        1997       CHANGE
                                         ----        ----       ------
   Net income                          $103,892     $74,995      38.5%
   Add back:
     Goodwill amortization               13,386       2,965        --
     Other intangible asset
       amortization                         598       1,414     (57.7)
                                       --------     -------
         Total Intangible Asset
           Amortization                  13,984       4,379        --
   Less: Tax effect                        (214)       (496)    (56.9)
                                       --------     -------
   CASH BASED NET INCOME               $117,662     $78,878      49.2
                                       ========     =======

   PER SHARE DATA
   Cash based diluted earnings per
     share                                 $.87        $.68      27.9%
   Cash based basic earnings per
     share                                  .89         .69      29.0

   CASH BASED PERFORMANCE RATIOS
     Return on tangible assets             1.57%       1.46%
     Return on tangible equity            27.55       18.23
     Efficiency ratio                     49.31       53.05
     Other expense to average
       tangible assets                     2.45        2.99

----------------------------------------------------------------------

   Firstbank acquisitions which will reduce pre-tax income between $40,000,000 and $65,000,000 when finally quantified. The pre-tax charges for HomeCorp and Horizon are estimated to be between $12,000,000 and $15,000,000 and they too will be recorded in the third quarter of 1998.

   The Roosevelt transaction was accounted for as a purchase; thus, historical financial statements were not restated and its results of operations are included with Mercantile's from July 1, 1997 forward. On November 14, 1997, the assets and liabilities of Roosevelt Bank were merged into nine Mercantile subsidiary banks based on geographic area. Due to both of these factors, comparisons of 1998 financial information with 1997 is complex.

   Net interest income for the first quarter of 1998 was $240,305,000 compared with $211,961,000 in the year-earlier period, an increase of 13.4%. The net interest rate margin, however, was 3.54% compared with 3.58% in the fourth quarter of 1997 and 4.36% last year. The third quarter 1997 acquisition of Roosevelt and the sale of portions of the credit card portfolio in the third quarter of 1997 and the first quarter of 1998 significantly impacted the Corporation's mix of earning assets and costing sources of funds. Average earning assets for 1998 of $27.9 billion grew by $7.8 billion or 39.1% from the $20.1 billion in the first quarter of 1997. The Roosevelt acquisition added approximately $6.8 billion to average earning assets, largely in residential mortgage loans and mortgage-backed investment securities.

   Other income was $127,193,000 in the first quarter of 1998, an increase of 44.4% from a year ago. The first quarter of 1998 was favorably influenced by a $23,155,000 pre-tax gain on the sale of mortgage servicing. Fee growth in core businesses, gains recognized on the sale of non-strategic businesses and the impact of the Roosevelt acquisition on service charges and mortgage banking revenue largely accounted for the remainder of the increase.

   Non-interest expenses in 1998 were $196,864,000, 18.9% higher than in 1997. The efficiency ratio improved to 53.08% compared with 54.49% last year, and the expense to average assets ratio improved to 2.57% compared with 3.04% in the first quarter of 1997. Year 2000 project costs for the first quarter of 1998 were $3,985,000 versus minimal amounts expensed in 1997. In 1998, these costs will be funded by the previously mentioned gain from the sale of the Corporation's mortgage servicing.

   The provision for possible loan losses for the quarter was $6,606,000 compared with $18,443,000 in 1997. Net charge-offs for 1998 and 1997 were $5,917,000 and $18,934,000, respectively, and on an annualized basis declined to .12% of average loans this quarter compared with .51% last year. The lower provision and charge-offs were due largely to the decrease in average credit card loans caused by the sale of $405 million in credit card receivables in the third quarter of 1997. At March 31, 1998, the reserve for possible loan losses was $263,511,000, and covered 231.39% of non-performing loans compared with 249.51% at year-end 1997 and 273.18% last March 31.

   Non-performing loans (i.e., non-accrual and renegotiated loans) as of March 31, 1998 were $113,884,000 or .58% of total loans compared with the year-end 1997 figures of $102,192,000 or .53% and $84,741,000 or .56% at March 31,
   1997. Certain investment securities, primarily acquired in the Roosevelt transaction, incurred a change in value that is considered an

   "other than temporary" impairment. These securities totaled $77,943,000 at March 31, 1998. Foreclosed assets were $19,723,000 at March 31, 1998 versus $18,115,000 at March 31, 1997.

   Consolidated assets of $31.8 billion were up 44.0% from last March 31. On a pro forma basis after all announced acquisitions are closed, consolidated assets of Mercantile will approximate $34 billion. Core deposits increased by 29.7% to $20.4 billion, loans were up 29.0% to $19.6 billion, and shareholders' equity of $2.5 billion was 31.9% higher than at March 31, 1997. All measures of capital adequacy remained adequate. Tier I capital to risk-adjusted assets was 8.60% while Total capital to risk-adjusted assets at March 31, 1998 was 11.64%. The ratio of tangible equity to tangible assets was 5.45% at March 31, 1998.

   The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial condition of the Corporation for the first quarter of 1998.

NET INTEREST INCOME

   Net interest income for the first quarter of 1998 was $240,305,000, a 13.4% increase from the $211,961,000 earned last year. The net interest rate margin was 3.54% compared with 4.36% in 1997. The acquisition of Roosevelt caused a significant shift in the mix of earning assets and funding sources. These shifts, coupled with the cost of debt issued to acquire Roosevelt, resulted in an estimated 60-basis-point decline in the net interest rate margin during the second half of 1997. The first quarter 1998 net interest rate margin also dropped slightly due to competitive pressures on commercial loan pricing, an increase in the refinancing of adjustable-rate residential mortgages, the continuation of relatively high rates paid on certificates of deposit and a decline in core deposits as a percentage of total funding sources.

---------------------------------------------------------------------
EXHIBIT 4

LOANS AND LEASES
($ IN MILLIONS)

                                         MARCH 31
                                      1998        1997      CHANGE
                                      ----        ----      ------
Commercial                          $ 4,926     $ 4,393      12.1%
Real estate--commercial               2,999       2,902       3.3
Real estate--construction               738         586      25.9
Real estate--residential
  mortgage                            8,195       4,323      89.6
Real estate--home equity credit
  loans                                 486         385      26.4
Consumer                              2,145       1,884      13.9
Credit card loans managed               536       1,140     (53.0)
Securitized credit card loans          (400)       (400)       --
                                    -------     -------
  Total Loans and Leases            $19,625     $15,213      29.0
                                    =======     =======
---------------------------------------------------------------------


   Average earning assets in 1998 grew by $7.8 billion or 39.1% when compared with 1997, and average loans grew by $4.4 billion or 29.6%. This growth was funded by an increase of $4.5 billion or 29.2% in average core deposits, a $497 million increase in purchased deposits, a $1.9 billion increase in short-term borrowed funds and $650 million of long-term debt issued in 1997. The net result of these funding changes likewise lowered the rate margin.

   Investment securities averaged $8.1 billion in the first quarter of 1998, and increased by 67.9% from 1997. The Roosevelt acquisition increased investment securities by approximately $2.7 billion over 1997. The portfolio also grew as some of the proceeds from the credit card sale were reinvested. The held-to-maturity and available-for-sale portfolio at March 31, 1998 consisted of 63.42% in U.S. and other Government agency securities, including 33.33% in mortgage-related issues, 4.90% in state and municipal securities, and 31.68% of other miscellaneous securities. The comparable distribution at March 31, 1997 was 84.93%, 32.60%, 10.54% and 4.53%,
   respectively. The change in the mix of the investment portfolio was primarily attributable to the Roosevelt acquisition. Roosevelt owned a higher concentration of government and privately issued mortgage-backed securities and collateralized mortgage obligations. The privately issued collateralized mortgage obligations are included in miscellaneous securities.

   When compared with the first quarter of 1997, average commercial loans grew by $443 million or 10.4%. Commercial loan growth occurred on a system-wide basis. Average commercial real estate mortgage loans increased by $113 million or 4.0%, while construction loans grew by $148 million or 25.4%, reflecting both the impact of the Roosevelt acquisition and the strength of the Midwest economy.

   Average residential real estate mortgage loans increased by $4.0 billion or 93.6%. The Roosevelt acquisition added approximately $3.9 billion in volume on July 1, 1997, thereby largely accounting for the growth in this loan category.

   Average residential mortgage loans as a percentage of earning assets increased from 21.20% in the first quarter of 1997 to 29.52% in 1998. Home equity credit loans averaged $495 million in the first quarter of 1998, a 28.8% increase over the prior year.

   Average credit card loans were down $574 million or 69.9% in 1998. The largest part of the decline was due to the sale of $405 million in co-branded cards on September 25, 1997. Prior to that date, the Corporation had managed to a $224 million decline due to more aggressive risk-based pricing of the cards, as well as transferring $123 million of loans to the investment portfolio as required by FAS 125. Partially offsetting the sale, the managed decline and the transfer was the addition of $112 million in Roosevelt credit card loans on July 1, 1997; the out-of-territory Roosevelt credit card loans were sold in March 1998 at a gain.

   Average core deposits increased by $4.5 billion or 29.2% in the first quarter of 1998. At March 31, 1998, Mercantile was substantially core funded at 90.41% of total deposits and 71.86% of earning assets. The Roosevelt acquisition added an estimated $5.0 billion to average core deposits. Mercantile has experienced run-off from Roosevelt depositors, but to date approximates what was anticipated. Changes in average core deposits for the past five quarters are shown in the Consolidated Quarterly Average Balance Sheet on page 23 of this report.

   Average non-interest bearing deposits increased by $654 million or 23.8% from 1997. Some of the growth occurred due to the Roosevelt acquisition and a part of the remaining growth came from the U.S. Government, a significant cash management customer of Mercantile Bank N.A. that pays for services rendered via compensating balances. These average balances have increased from $583 million in the first quarter of 1997 to $681 million in 1998. Partially offsetting this increase was growth of $159 million in cash and due from banks that has been minimized by both float and reserve reduction efforts.

   Average interest bearing demand, savings, money market accounts and consumer time certificates under $100,000 increased by 7.7%, 29.9%, 28.0% and 41.9%, respectively, largely due to Roosevelt as previously stated. Roosevelt had a greater percentage of consumer time certificates in its total core deposits, and as a result, Mercantile's average of consumer time certificates to total core deposits increased to 43.72% from 39.83% in 1997.

   Average short-term borrowings doubled in the first quarter of 1998, due largely to the addition of Roosevelt's short-term FHLB advances and an increase in federal funds purchased at Mercantile Bank N.A. Roosevelt used FHLB advances to fund a significant part of its investment portfolio. Mercantile's reliance on other short-term borrowings also increased as funding was needed to replace core deposit run-off and to fund earning asset growth. Roosevelt's short-term borrowings increased the year-to-date average by approximately $1.2 billion.

   Bank note borrowings declined from $175 million at March 31, 1997 to $25 million at March 31, 1998. Long-term debt grew on average from $398 million in 1997 to $1.8 billion in 1998. The increase was due to long-term FHLB advances acquired in the Roosevelt transaction and debt incurred by the Corporation in the first half of 1997 to fund the July 1, 1997 acquisition.

   The factors discussed previously are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on page 23.

OTHER INCOME

   Non-interest income increased by 44.4% during the first quarter of 1998 to $127,193,000. The Corporation sold mortgage servicing in 1998 at a gain of $23,155,000. Excluding this gain and the estimate of non-interest income from the Roosevelt transaction, other income grew by approximately 6%.

   Trust fees were the largest source of non-interest income in 1998, and were $25,886,000 compared with $22,801,000 during the first quarter of 1997, an increase of 13.5%. Personal trust fees earned by Mercantile Trust Company N.A. were the largest source of trust revenue and increased 26.4% from last year. Trust income from Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, rose by 32.2%. Mississippi Valley Advisors Inc. manages the 17 Mercantile proprietary mutual funds--the ARCH funds. These funds had assets of $4.1 billion at March 31, 1998 compared with $2.9 billion on March 31, 1997. Increases in the value of assets managed and successful new business development efforts accounted for the growth in trust fees.

--------------------------------------------------------------------------------------
EXHIBIT 5

OTHER INCOME
($ IN THOUSANDS)

                                                          FIRST QUARTER
                                                         1998        1997       CHANGE
                                                         ----        ----       ------
Trust                                                  $25,886      $22,801      13.5%
Service charges                                         25,576       22,798      12.2
Investment banking and brokerage                        10,146        7,982      27.1
Mortgage banking                                         4,919        2,778      77.1
Gain on sale of mortgage servicing rights               23,155           --        --
Credit card fees                                         3,284        5,399     (39.2)
Securitization revenue                                   4,523        7,292     (38.0)
Securities gains                                         4,263        1,049        --
Miscellaneous                                           25,441       18,001      41.3
                                                      --------     --------
    Total Other Income                                $127,193      $88,100      44.4
                                                      ========     ========
--------------------------------------------------------------------------------------

   Service charge income totaled $25,576,000 in the first quarter of 1998, which represented an increase of $2,778,000 or 12.2% over 1997. The increase was caused by additional deposits and fees from the Roosevelt acquisition, partially offset by the expected attrition of acquired deposit customers.

   In January 1998, the Corporation sold $1.9 billion in loan servicing which reduced originated mortgage servicing assets by approximately $3.2 million. This sale was consistent with the Corporation's goals to "right size" the servicing portfolio as all Mercantile servicing operations are consolidated in Nevada, Missouri, during mid-1998. The sale will lower the prepayment risk associated with the servicing portfolio, and the gain is expected to fund the Corporation's systems cost to become Year 2000 compliant by the end of 1998. Thus, total mortgage banking income was $28,074,000 in the first quarter of 1998 versus $2,778,000 the prior year. Mortgages serviced totaled $10.9 billion at March 31, 1998 compared with $5.9 billion at March 31,
   1997. Total originated and purchased mortgage servicing assets on the balance sheet at March 31, 1998 were $48 million. The associated risk for impairment was not considered to be material, although the current rate environment could accelerate refinancing activity and cause quicker amortization.

   Investment banking and brokerage fees were $10,146,000 compared with $7,982,000 last year, an increase of 27.1%. This income is largely volume-driven and is derived from transaction fees for services performed for both individual and corporate customers, including sales of annuities and mutual funds, profits earned on limited trading positions and foreign exchange revenue. Roosevelt's customer base likewise had a positive impact on this source of revenue.

   Credit card fee income was $3,284,000 for the first quarter of 1998 compared with $5,399,000 last year. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders and cardholders' miscellaneous fees. Transaction-based rebates paid to co-branded and MercRewards VISA(R) cardholders were netted against credit card fee income in 1997; these rebates totaled $1,403,000 last year. The two portfolio sales accounted for the decrease in credit card income.

   Securitization revenue was $4,523,000 in the first quarter of 1998 versus $7,292,000 in 1997, and represents amounts accruing to Mercantile on the $400 million in credit card loans securitized in the Mercantile Credit Card Master Trust during May 1995, as well as $2,200,000 recognized in 1997 under FAS 125 for investor certificate loans that were sold and
                                      16
   reclassified to the investment portfolio. Excluding that one-time accounting gain, securitization revenue declined slightly.

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

   Miscellaneous income of $25,441,000 was 41.3% higher than in 1997. The corporate trust business of Mark Twain was sold in the first quarter of 1998 at a $2,002,000 gain. Mercantile had sold the corporate trust business it operated prior to the Mark Twain acquisition during 1996. The Corporation also divested the Roosevelt credit card portfolio in the first quarter of 1998 at a gain of $2,658,000. Excluding the 1998 gains on the sales of Roosevelt credit card loans and Mark Twain's corporate trust, and the 1997 gain of $2,300,000 on the sale of Mark Twain's merchant credit card processing business, year-to-date miscellaneous income increased by 32.4% over 1997. There were increases in income from credit life and other insurance product sales, operating lease fees, ATM charges and debit card fees. Securities gains of $4,263,000 were realized on the first quarter's restructuring of the available-for-sale investment portfolio during 1998 compared with $1,049,000 in gains last year.

OTHER EXPENSE

   Expenses other than interest expense and the provision for possible loan losses for the first quarter of 1998 totaled $196,864,000, an increase of $31,269,000 or 18.9% from 1997. The efficiency ratio, defined as operating expenses as a percentage of taxable-equivalent net interest income and other income, was 53.08% versus 54.49% last year, and the ratio of other expense to average assets was 2.57%, 47 basis points lower than in 1997. Operating expense from the Roosevelt acquisition and from other 1997 and 1998 acquisitions accounted for as purchases or poolings without restatement increased the Corporation's expenses by approximately $18,000,000. If such expenses from acquired entities and Year 2000 expense are excluded, non-interest expense for 1998 was approximately 6% higher than last year, and the increase in customers and transactions accounted for most of that increase.

------------------------------------------------------------------------------------
EXHIBIT 6

OTHER EXPENSE
($ IN THOUSANDS)

                                                         FIRST QUARTER
                                                       1998         1997      CHANGE
                                                       ----         ----      ------
   Salaries                                         $ 91,638     $ 78,140      17.3%
   Employee benefits                                  19,937       19,582       1.8
                                                    --------     --------
       Total Personnel Expense                       111,575       97,722      14.2
   Net occupancy                                      14,481       12,712      13.9
   Equipment                                          19,174       13,816      38.8
   Intangible asset amortization                      13,984        4,379        --
   Postage and freight                                 6,617        6,206       6.6
   Marketing/business development                      3,636        3,288      10.6
   Office supplies                                     3,841        3,272      17.4
   Communications                                      3,893        3,193      21.9
   Data processing                                     4,068        4,408      (7.7)
   Legal and professional                              2,786        2,804       (.6)
   Credit card                                         1,274        2,451     (48.0)
   FDIC insurance                                      1,270          769      65.1
   Foreclosed property expense                            70           78     (10.3)
   Miscellaneous                                      10,195       10,497      (2.9)
                                                    --------     --------
       Total Other Expense                          $196,864     $165,595      18.9
                                                    ========     ========
------------------------------------------------------------------------------------

   Salary expense increased by $13,498,000 or 17.3% during the first quarter. Benefit costs grew by 1.8%. The impact of Roosevelt on salaries for the first quarter of 1998 was estimated to be $6,000,000. Temporary help salaries rose by $6,977,000 and were primarily incurred in operations, mortgage banking and in the Year 2000 effort. There is no benefit cost associated with temporary salaries, which partially accounts for the lower percentage increase in benefit costs in comparison to the salary increase.

   Occupancy and equipment costs increased by 26.9% in the first quarter, reflecting the addition of Roosevelt's expense, the costs of maintaining 46 additional offices since March 31, 1997, and a consistent program of investing in new technology to improve customer service and enhance employee efficiency. A new deposit system that had been installed throughout most of the Corporation also increased equipment expense.

   Exhibit 6 details the composition of all other operating expenses. Marketing and business development expense in 1998 was $3,636,000, which was $348,000 or 10.6% more than in the same period of 1997. A corporate-wide image advertising program initiated in the third quarter of 1997 continues. Credit card fees declined by $1,177,000 or 48.0%, due primarily to the absence of the costs associated with the co-branded credit cards that were sold in late 1997. Mercantile contributed $1,600,000 to its charitable foundation in the first quarter of 1998, which also increased miscellaneous expense.

   Intangible asset amortization was $13,984,000 in the first quarter of 1998 compared with $4,379,000 in 1997. The increase was caused by additional amortization on goodwill recorded in purchase acquisitions since 1996 that are being amortized using the straight-line method over 15 years. The Roosevelt purchase acquisition increased goodwill by $608 million.

   During the last three quarters of 1997, Mercantile recorded adjustments related to the acquisitions of Roosevelt, Mark Twain and Regional Bancshares, Inc. The other expense adjustments totaled $121,393,000 and was originally recorded as an accrued liability. Of that original liability, $87,956,000 has been utilized at March 31, 1998 and $33,437,000 remains to absorb future acquisition-related payments.

   In 1996, Mercantile organized a formal program to address the operating implications of the Year 2000. Mercantile has completed the assessment, analysis and planning phases and is well into the execution phase of the project. It is the goal of the program to have all mission critical systems "2000 compliant" by January 1, 1999. Year-to-date total expense in 1998 of $3,985,000 was incurred to ensure that systems are ready for the date transition, and it is expected that the Corporation will expend a total between $15,000,000 and $20,000,000 in 1998 to substantially complete this project. Including expenses incurred throughout 1997, $30,000,000 is currently the best total cost estimate of the Year 2000 project at Mercantile. The previously mentioned gain on the sale of mortgage servicing in the first quarter of 1998 will be used to fund the 1998 expense. All such costs are expensed as incurred. Approximately 61% of business and system applications are in compliance and have been reintroduced to production or are in testing at March 31, 1998. An additional 27% of the Corporation's applications are considered compliant and are awaiting testing and installation. Mercantile believes that the largest risk associated with this effort is vendor compliance. All critical vendor application systems are promised to be delivered in time to meet the date goal of January 1, 1999.

   For the quarter ended March 31, 1998, the Corporation recorded income tax expense of $60,136,000 compared with 1997 expense of $41,028,000. The effective tax rate increased to 36.66% from 35.36% in 1997. This higher effective tax rate was primarily caused by the lack of tax deductibility of the goodwill from the Roosevelt acquisition, partially offset by a reduction in state and local taxes.

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for possible loan losses was $263,511,000 or 1.34% of loans outstanding at March 31, 1998, compared with $254,983,000 or 1.33% at year's end and $231,496,000 or 1.52% at March 31, 1997. The reserve coverage of non-performing loans was 231.39% compared with 249.51% at year-end and 273.18% last year. Over 40% of the Corporation's current loan portfolio is invested in residential real estate loans for which the loan loss experience averaged only .03% for the past three years. If these residential mortgages and its allocated reserve are excluded, the remaining reserve for possible loan losses represents 2.12% of loans outstanding at March 31, 1998.

   The provision for possible loan losses for the first quarter of 1998 was $6,606,000 compared with $18,443,000 last year. The annualized ratio of net charge-offs to average loans for the first quarter declined to .12% compared with .51% last year, while the corresponding net charge-off figures were $5,917,000 and $18,934,000, respectively. The lower provision and charge-offs were due largely to the decrease in average credit card loans caused by the sale of $405 million in credit card receivables in the third quarter of 1997.

---------------------------------------------------------------------------------
EXHIBIT 7

RESERVE FOR POSSIBLE LOAN LOSSES
($ IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                        1998              1997
                                                        ----              ----
   BEGINNING BALANCE                                   $254,983          $230,372
   PROVISION                                              6,606            18,443
   Charge-offs                                          (11,372)          (24,797)
   Recoveries                                             5,455             5,863
                                                       --------          --------
     NET CHARGE-OFFS                                     (5,917)          (18,934)
   Acquired reserves                                      7,839             1,615
                                                       --------          --------
     ENDING BALANCE                                    $263,511          $231,496
                                                       ========          ========
   LOANS AND LEASES
     March 31 balance                               $19,625,022       $15,212,683
                                                    ===========       ===========
     Average balance                                $19,432,183       $14,992,436
                                                    ===========       ===========
   RATIOS
     Reserve balance to outstanding loans                  1.34%             1.52%
     Reserve balance to
       non-performing loans                              231.39            273.18
     Net charge-offs to average loans                       .12               .51
---------------------------------------------------------------------------------

   Excluding securitized credit cards, net credit card charge-offs were $3,224,000 in 1998 versus $16,886,000 last year, which represented 5.23% of average credit card loans for this quarter compared with 8.24% in 1997. Net charge-offs on the Roosevelt portfolio that was sold late in the first quarter of 1998 totaled $2,316,000. On the managed portfolio, the ratio of net charge-offs to average loans was 7.63% versus 8.42% in the first quarter of 1997. By credit policy, losses are taken on credit card loans after six cycles of nonpayment, or within 15 days of receipt of personal bankruptcy notice, if earlier. Approximately 49% of the 1998 year-to-date losses were a result of bankruptcy claims. Excluding credit card net charge-offs, net charge-offs were only $2,693,000 or .06% of average loans for the first quarter of 1998.

   Mercantile evaluates the reserve for loan losses on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of the reserve. Management believes the consolidated reserve of 1.34% of loans and 231.39% of non-performing loans as of March 31, 1998 was adequate based on the risks identified at such date in the portfolio.

NON-PERFORMING ASSETS

   Non-performing assets consist of non-accrual loans, renegotiated loans, foreclosed property and investment securities with an impairment in value that is considered other than temporary. A summary of these assets is presented in Exhibit 8. Non-performing loans (non-accrual and renegotiated loans) were $113,884,000 or .58% of total loans at March 31, 1998, compared with $102,192,000 or .53% at December 31, 1997 and $84,741,000 or .56% at
   March 31, 1997. By the Corporation's definition, all non-accrual and renegotiated commercial-related loans are considered impaired as defined by FAS 114, "Accounting by Creditors for Impairment of a Loans," as amended by FAS 118. Impaired loans totaled $65,700,000 at March 31, 1998 and averaged $67,405,000 in the first quarter of 1998. Foreclosed assets were $19,723,000 at March 31, 1998 compared with $17,373,000 at year's end and $18,115,000 last year.

   Non-accrual loans increased by $10,498,000 from December 31, 1997. The increase resulted from the addition of several commercial credits in Kansas City and St. Louis, and $2,767,000 added from the Horizon and HomeCorp acquisitions. As of March 31, 1998, Mercantile had only four non-accrual loans with balances in excess of $2,000,000. As significant, the Corporation held only one foreclosed property with a book value in excess of $1,000,000.

   All loans classified as renegotiated were paying in accordance with their modified terms at March 31, 1998. Loans past due 90 days and still accruing interest consisted largely of credit card loans, consumer loans and residential real estate mortgage loans.

   The Corporation's impaired investment securities were primarily acquired in the Roosevelt transaction, and have declined by $7,944,000 from December 31, 1997 due to paydowns. Roosevelt owned pools of privately issued mortgage-backed securities. The loan pools affecting some of these securities have been affected by high delinquency and foreclosure rates and higher than anticipated losses on foreclosed property sales. The current net book value on these mortgage-backed securities of $76,822,000 is net of write-downs in 1995 and 1997. The current yield on the net book value of these impaired securities is 8.62% at March 31, 1998.

---------------------------------------------------------------------------------------------------------------------------------
EXHIBIT 8

NON-PERFORMING ASSETS
($ IN THOUSANDS)

                                                                                         MARCH 31          DEC. 31       MARCH 31
                                                                                           1998             1997           1997
                                                                                         --------          -------       --------
NON-ACCRUAL LOANS
  Commercial                                                                             $ 36,566         $ 32,360       $ 26,815
  Real estate--commercial                                                                  24,848           15,895         19,163
  Real estate--construction                                                                 1,923            1,948          1,588
  Real estate--residential                                                                 37,061           40,860         24,237
  Real estate--home equity credit loans                                                       454              228             76
  Consumer                                                                                  7,560            6,623          7,666
                                                                                         --------         --------       --------
      TOTAL NON-ACCRUAL LOANS                                                             108,412           97,914         79,545

RENEGOTIATED LOANS                                                                          5,472            4,278          5,196
                                                                                         --------         --------       --------
      TOTAL NON-PERFORMING LOANS                                                          113,884          102,192         84,741

FORECLOSED ASSETS
  Foreclosed real estate                                                                   16,921           14,881         15,913
  Other foreclosed assets                                                                   2,802            2,492          2,202
                                                                                         --------         --------       --------
      TOTAL FORECLOSED ASSETS                                                              19,723           17,373         18,115
                                                                                         --------         --------       --------
      TOTAL NON-PERFORMING LOANS AND FORECLOSED ASSETS                                    133,607          119,565        102,856

IMPAIRED INVESTMENT SECURITIES                                                             77,943           85,887          1,240
                                                                                         --------         --------       --------
      TOTAL NON-PERFORMING ASSETS<F1>                                                    $211,550         $205,452       $104,096
                                                                                         ========         ========       ========
PAST-DUE LOANS (90 DAYS OR MORE)<F2>
  Commercial                                                                             $  4,979         $  4,846       $  2,971
  Real estate--commercial                                                                     692              296          1,935
  Real estate--construction                                                                    --               --             59
  Real estate--residential mortgage                                                        11,584            3,187          2,994
  Real estate--home equity credit loans                                                     1,785            1,856            121
  Consumer                                                                                  5,626            4,699          2,430
  Credit card                                                                               1,982            5,411         21,346
                                                                                         --------         --------       --------
TOTAL PAST-DUE LOANS                                                                     $ 26,648         $ 20,295       $ 31,856
                                                                                         ========         ========       ========
RATIOS<F2>
  Non-performing loans to outstanding loans                                                   .58%             .53%           .56%
  Non-performing loans and foreclosed assets to outstanding loans and foreclosed assets       .68              .62            .68
  Non-performing assets to total assets                                                       .67              .69            .47


<F1> Excludes insured FHA and government-guaranteed VA loans that were acquired primarily in the Roosevelt transaction and are contractually past due more than 90 days. Since these loans are fully insured or guaranteed for the payment of both principal and interest by the U.S. Government, the Corporation does not consider these loans to be non-performing assets, consistent with Roosevelt's past disclosure for these loans. The total of such insured or guaranteed loans was $34,130,000 at March 31, 1998 and $37,677,000 at December 31, 1997.

<F2> Past-due loans 90 days or more are not included in non-performing asset totals or ratios.
---------------------------------------------------------------------------------------------------------------------------------

CAPITAL RESOURCES

   Mercantile maintains a capital base which provides a foundation for anticipated future asset growth and promotes depositor and investor confidence. Capital management is a continuous process at Mercantile and is focused on ensuring that adequate capital is provided for both current needs and anticipated growth. This strategy has enabled Mercantile to profitably expand its balance sheet, while maintaining capital ratios that exceed minimum regulatory capital requirements.

   At March 31, 1998, shareholders' equity was $2.5 billion, an increase of 31.9% from March 31, 1997. This increase was primarily derived from retained earnings, the Roosevelt, Horizon and HomeCorp acquisitions, and a favorable FAS 115 adjustment, partially offset by dividends and share repurchases.

   In the first quarter of 1998, the Corporation repurchased 1,750,000 shares of its common stock via designated broker-dealers at an average cost of $53.60 per share. These repurchases occurred through an accelerated stock repurchase program and the shares will be reissued for the 1994 Stock Incentive Plan, the Mercantile Bancorporation Inc. Shareholder Investment Plan, and the pending acquisitions of CBT and Firstbank.

   The Parent Company's double leverage ratio, which measures the extent to which the equity capital of its subsidiaries is supported by Parent Company debt rather than equity, was 128.61% at March 31, 1998 compared with 110.57% last year. Intangible assets, which consisted largely of goodwill, totaled $793 million at March 31, 1998 compared with $198 million a year ago.

-------------------------------------------------------------------
EXHIBIT 9

RISK-BASED CAPITAL
($ IN MILLIONS)

                              MARCH 31       DEC. 31       MARCH 31
                                1998          1997           1997
                              --------       -------       --------
Capital
  Tier I                      $ 1,863        $1,785        $ 1,860
  Total                         2,522         2,432          2,293

Risk-adjusted assets           21,655        20,187         16,468

Tier I capital to
  risk-adjusted assets           8.60%         8.84%         11.29%

Total capital to
  risk-adjusted assets          11.64         12.05          13.92

Leverage                         6.23          6.15           8.48
Tangible equity to
  tangible assets                5.45          5.50           7.70
Double leverage                128.61        127.88         110.57
-------------------------------------------------------------------

   The tangible equity to tangible assets ratio declined to 5.45% at March 31, 1998 from 7.70% a year ago, reflecting the impact of the Roosevelt goodwill and nonrecurring expense adjustments recorded in the last three-quarters of 1997, and common share repurchases. It is the plan of the Corporation to raise that ratio to exceed 6.00% by year-end 1998 largely via retained earnings.

   The Corporation recorded a favorable adjustment to equity of $6,459,000 on available-for-sale investment securities through March 31, 1998. As of March 31, 1998, the balance of the valuation on available-for-sale securities totaled $31 million. Book value per share was $18.65 at March 31, 1998 compared with $16.50 a year earlier, an increase of 13.0%. Exhibit 9 details significant capital ratios. Public debt ratings of the Corporation and Mercantile Bank N.A. are shown in Exhibit 10.


   --------------------------------------------------------------------------------------------------------------------
   EXHIBIT 10

   DEBT RATINGS

                                                                             MARCH 31, 1998
                                                -----------------------------------------------------------------------
                                                                     FITCH               THOMSON               STANDARD
                                                MOODY'S              IBCA               BANKWATCH              & POOR'S
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

   MERCANTILE BANK N.A.
     Bank notes (long-term/short-term)           A1/P-1                                     A                   A-/A-2
     6.375% subordinated notes, due 2004           A2                  A                    A-                   BBB+
     9.000% mortgage-backed notes, due 1999       Aaa
     Certificates of deposit
       (long-term/short-term)                                                             TBW-1                 A-/A-2
     Letters of credit                                                                    TBW-1                 A-/A-2
   --------------------------------------------------------------------------------------------------------------------

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 1997                                            1998
                                   1ST QTR.           2ND QTR.           3RD QTR.           4TH QTR.           1ST QTR.
                                   --------           --------           --------           --------           --------
INTEREST INCOME
  Interest and fees on loans and
    leases                         $321,271           $331,688           $415,068           $396,817           $394,119
  Investments in debt and equity
    securities                       73,282             73,985            119,464            122,148            130,224
  Short-term investments              3,909              5,490              8,030              7,042              5,988
                                   --------           --------           --------           --------           --------
      Total Interest Income         398,462            411,163            542,562            526,007            530,331
  Tax-equivalent adjustment           3,857              4,014              3,741              3,474              3,401
                                   --------           --------           --------           --------           --------
      TAXABLE-EQUIVALENT INTEREST
        INCOME                      402,319            415,177            546,303            529,481            533,732

INTEREST EXPENSE
  Deposits                          153,762            155,597            218,671            213,028            210,509
  Borrowed funds                     32,739             40,003             71,757             72,133             79,517
                                   --------           --------           --------           --------           --------
      Total Interest Expense        186,501            195,600            290,428            285,161            290,026
                                   --------           --------           --------           --------           --------
      TAXABLE-EQUIVALENT NET
        INTEREST INCOME             215,818            219,577            255,875            244,320            243,706

PROVISION FOR POSSIBLE LOAN LOSSES   18,443             27,695             27,478              5,693              6,606

OTHER INCOME
  Trust                              22,801             24,022             24,865             24,367             25,886
  Service charges                    22,798             22,591             27,236             26,108             25,576
  Investment banking and brokerage    7,982              7,760             10,086              9,242             10,146
  Mortgage banking                    2,778              2,728              7,378             10,788              4,919
  Gain on sale of mortgage
    servicing rights                     --                 --                 --                 --             23,155
  Credit card fees                    5,399              5,373              5,649              4,059              3,284
  Securitization revenue              7,292              4,725              3,357              3,030              4,523
  Securities gains                    1,049              1,818              2,034              2,084              4,263
  Other                              18,001             18,910             22,631             19,743             25,441
                                   --------           --------           --------           --------           --------
      Total Other Income             88,100             87,927            103,236             99,421            127,193

OTHER EXPENSE
  Personnel expense                  97,722             98,252            111,376            107,532            111,575
  Net occupancy and equipment        26,528             27,439             32,064             32,727             33,655
  Other                              41,345             94,784            172,894             52,117             51,634
                                   --------           --------           --------           --------           --------
      Total Other Expense           165,595            220,475            316,334            192,376            196,864
                                   --------           --------           --------           --------           --------
TAXABLE-EQUIVALENT INCOME BEFORE
  INCOME TAXES                      119,880             59,334             15,299            145,672            167,429

INCOME TAXES
  Income taxes                       41,028             23,141              8,902             47,435             60,136
  Tax-equivalent adjustment           3,857              4,014              3,741              3,474              3,401
                                   --------           --------           --------           --------           --------
    Adjusted Income Taxes            44,885             27,155             12,643             50,909             63,537
                                   --------           --------           --------           --------           --------
      NET INCOME                   $ 74,995           $ 32,179           $  2,656           $ 94,763           $103,892
                                   ========           ========           ========           ========           ========
PER SHARE DATA
  Basic earnings per share             $.65               $.29               $.02               $.73               $.78
  Diluted earnings per share            .64                .28                .02                .71                .77

SIGNIFICANT RATIOS
  Return on assets                     1.38%               .58%               .04%              1.27%              1.35%
  Return on equity                    15.63               7.07                .44              15.85              16.57

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN MILLIONS)

                                                                  1997                                                  1998
                                1ST QTR.             2ND QTR.              3RD QTR.              4TH QTR.              1ST QTR.
                            ---------------      ---------------       ---------------       ---------------       ---------------
                            VOLUME RATE<F1>      VOLUME RATE<F1>       VOLUME RATE<F1>       VOLUME RATE<F1>       VOLUME RATE<F1>
                            ------ --------      ------ --------       ------ --------       ------ --------       ------ --------
ASSETS
 Earning Assets
   Loans and leases,
    net of unearned
    income
     Commercial            $ 4,246   8.41%      $ 4,438   8.56%       $ 4,431   8.45%       $ 4,445   8.34%       $ 4,689   8.33%
     Real estate--
      commercial             2,853   8.63         2,893   8.78          2,972   8.74          2,943   8.71          2,966   8.57
     Real estate--
      construction             581   8.89           639   8.93            683   8.82            735   8.84            729   8.86
     Real estate--
      residential
      mortgage               4,257   7.93         4,336   7.94          8,248   7.80          8,258   7.70          8,240   7.63
     Real estate--
      home equity
      credit loans             384   9.62           384   9.96            495   9.78            506   9.77            495   9.71
     Consumer                1,851   8.83         1,896   8.88          1,983   8.93          2,009   8.89          2,067   8.96
     Credit card               820  13.31           703  13.33            738  12.83            285   9.97            247   9.30
                           -------              -------               -------               -------               -------
       Total Loans and
         Leases             14,992   8.60        15,289   8.72         19,550   8.52         19,181   8.30         19,433   8.14
   Investments in debt
    and equity
    securities
     Trading                    69   6.81            93   7.00            101   6.41            155   6.66            125   6.65
     Taxable                 4,330   6.17         4,327   6.22          6,827   6.62          6,968   6.59          7,604   6.50
     Tax-exempt                398   7.95           383   8.00            368   7.98            352   7.98            325   8.34
                           -------              -------               -------               -------               -------
       Total
         Investment in
         Debt and
         Equity
         Securities          4,797   6.33         4,803   6.38          7,296   6.68          7,475   6.66          8,054   6.58
   Short-term
     investments               284   5.50           385   5.64            482   6.52            457   6.03            426   5.62
                           -------              -------               -------               -------               -------
       Total Earning
         Assets             20,073   8.13        20,477   8.13         27,328   7.93         27,113   7.75         27,913   7.75
 Non-earning Assets          1,688                1,892                 2,606                 2,681                 2,787
                           -------              -------               -------               -------               -------
       Total Assets        $21,761              $22,369               $29,934               $29,794               $30,700
                           =======              =======               =======               =======               =======
LIABILITIES
 Acquired Funds
   Deposits
     Non-interest
      bearing              $ 2,748              $ 3,082               $ 3,192               $ 3,284               $ 3,403
     Interest bearing
      demand                 2,551   2.14         2,528   2.09          2,593   1.96          2,616   1.89          2,746   1.98
     Money market
      accounts               2,792   3.89         2,784   3.95          3,577   4.02          3,573   3.97          3,575   4.06
     Savings                 1,092   2.27         1,103   2.27          1,407   2.43          1,351   2.48          1,419   2.53
     Consumer time
      certificates
      under $100,000         6,182   5.48         6,114   5.48          9,278   5.55          8,953   5.56          8,769   5.59
     Other time                155   4.71           161   4.25            161   3.63            154   4.16            146   5.91
                           -------              -------               -------               -------               -------
       Total Core
         Deposits           15,520   4.18        15,772   4.18         20,208   4.41         19,931   4.38         20,058   4.41
     Time certificates
      $100,000 and
      over                   1,287   5.49         1,220   5.52          1,534   5.69          1,558   5.69          1,587   5.58
     Foreign                   344   5.48           469   5.67            529   5.70            486   5.66            541   5.63
                           -------              -------               -------               -------               -------
       Total Purchased
         Deposits            1,631   5.50         1,689   5.58          2,063   5.71          2,044   5.70          2,128   5.62
                           -------              -------               -------               -------               -------
       Total Deposits       17,151   4.33        17,461   4.34         22,271   4.55         21,975   4.52         22,186   4.55
   Short-term
    borrowings               1,810   5.05         2,102   5.25          3,528   5.63          3,526   5.33          3,664   5.41
   Bank notes                  175   5.81           175   5.95            175   6.01            175   5.99            152   6.13
   Long-term debt<F2>          398   7.36           530   7.07          1,120   6.41          1,306   6.41          1,779   6.22
                           -------              -------               -------               -------               -------
       Total Acquired
         Funds              19,534   4.51        20,268   4.57         27,094   4.82         26,982   4.77         27,781   4.82
 Other liabilities             307                  280                   413                   420                   410
SHAREHOLDERS' EQUITY         1,920                1,821                 2,427                 2,392                 2,509
                           -------              -------               -------               -------               -------
       Total
         Liabilities
         and
         Shareholders'
         Equity            $21,761              $22,369               $29,934               $29,794               $30,700
                           =======              =======               =======               =======               =======
SIGNIFICANT RATIOS
   Net interest rate
     spread                          3.62%                3.56%                 3.11%                 2.98%                 2.93%
   Net interest rate
     margin                          4.36                 4.30                  3.71                  3.58                  3.54


<F1> Taxable-equivalent basis.

<F2> Includes company-obligated mandatorily redeemable preferred securities of
     Mercantile Capital Trust I.

SPECIAL NOTE

  Certain statements in this report that relate to the plans, objectives or future performance of Mercantile Bancorporation Inc. may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance, relating to work on developments or modifications to computer systems and to software, including work performed by suppliers or vendors, could affect Mercantile's future financial condition and operating results. Actual charges associated with pending and completed acquisitions may prove to be greater than current estimates. In addition, management's objectives with respect to the Corporation's capital base and equity levels may not reach the targeted objectives within the targeted periods due to numerous factors, including those previously mentioned. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices it products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated. Actual strategies and results in future periods may differ materially from those currently expected.

                          PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

    The annual meeting of shareholders of Registrant was held on April 23, 1998. Of 133,748,539 shares issued, outstanding and eligible to be voted at the meeting, 115,268,969 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two (2) matters were submitted to a vote of the security-holders at the meeting.

    1. ELECTION OF CLASS I DIRECTORS. The first matter submitted was the election of four Class I director nominees to the Board of Directors, each to continue in office until the year 2001. The Restated Articles of Incorporation of the Registrant allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired. Upon tabulation of the votes cast, it was determined that all four director nominees had been elected. The voting results are set forth below:

                       NAME                         FOR            WITHHELD
                       ----                         ---            --------
                Harry M. Cornell, Jr.           114,435,480       1,182,745
                Frank Lyon, Jr.                 114,812,880       1,182,745
                Harvey Saligman                 114,345,122       1,182,745
                John A. Wright                  114,495,981       1,182,745

    Because Registrant has a staggered Board, the term of office of the following named Class II and Class III directors, who were not up for election at the 1998 annual meeting, continued after the meeting:

    Class II (to continue in office until 1999)

          William A. Hall          Robert W. Murray
          Craig D. Schnuck         Dr. Henry Givens, Jr.

    Class III (to continue in office until 2000)

          Richard E. Beumer        Alvin J. Siteman
          Thomas H. Jacobsen       Patrick T. Stokes

    2. PROPOSAL TO ADOPT AMENDMENT TO THE RESTATED ARTICLES OF INCORPORATION TO INCREASE THE AUTHORIZED NUMBER OF SHARES OF COMMON STOCK. The second matter, a proposal to Amend the Articles of Incorporation of the Registrant to increase the number of authorized shares of common stock of the Registrant from 200,000,000 shares to 400,000,000 shares, was approved by a majority of the 133,748,539 shares of the Registrant's Common Stock which were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

                       For                        109,573,658

                       Against                      5,345,361

                       Abstain                        786,091

                       Broker Non-Votes                     0

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits

            3.1(a)  Restated Articles of Incorporation of the Registrant, as amended and currently in effect

           27.1     Financial Data Schedule (March 31, 1998)

           27.2     Restated Financial Data Schedule (March 31, 1997)

           27.3     Restated Financial Data Schedule (December 31, 1996)

           27.4     Restated Financial Data Schedule (December 31, 1995)

     (b)   Reports on Form 8-K:

           Registrant filed two (2) Current Reports on Form 8-K. In the first Report, dated January 10, 1998, under
           Item 5, Registrant disclosed that on January 10, 1998, it had entered into, and briefly described certain of the terms of, an Agreement and Plan of Merger (the "CBT Merger Agreement") with CBT Corporation
           ("CBT"). Pursuant to the CBT Merger Agreement, CBT is to be merged with and into a wholly-owned subsidiary of Registrant, with the shareholders of CBT to receive 0.6513 of a share of Registrant common stock, par value $.01 per share, for each share of CBT common stock, no par value. The Current Report also briefly described the terms of a Stock Option Agreement between Registrant as grantee and CBT as issuer, and Voting Agreements between Registrant and certain directors and officers of CBT, who in the aggregate have voting power over approximately 13.4% of the outstanding shares of CBT common stock, all entered into simultaneously with execution of the Merger Agreement.

           The second Current Report on Form 8-K was dated January 30, 1998. In that Report, under Item 5, Registrant disclosed that on January 30, 1998, it had entered into, and briefly described certain of the terms of, an
           Agreement and Plan of Reorganization (the "Firstbank Merger Agreement") with Firstbank of Illinois Co.
           ("Firstbank"). Pursuant to the Firstbank Merger Agreement, Firstbank is to be merged with and into a wholly-owned subsidiary of Registrant, with the shareholders of Firstbank to receive 0.8308 of a share of
           Registrant common stock, par value $.01 per share, for each share of Firstbank common stock, par value
           $1.00 per share. The Current Report also briefly described the terms of a Stock Option Agreement between
           Registrant as grantee and Firstbank as issuer, and Voting Agreements between Registrant and certain directors and officers of Firstbank, who in the aggregate have voting power over approximately 7.2% of the outstanding shares of Firstbank common stock, all entered into simultaneously with execution of the Merger
           Agreement.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MERCANTILE BANCORPORATION INC.
                                                        (Registrant)

Date  May 15, 1998                                  /s/  JOHN Q. ARNOLD
     --------------------                       ------------------------------
                                                        John Q. Arnold
                                                    Chief Financial Officer

                                        EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION                               LOCATION
-----------                           -----------                               --------
  3.1(a)             Restated Articles of Incorporation of the               Included Herein
                     Registrant, as amended and currently in effect

 27                  Financial Data Schedule                                 Included Herein

                                      28