Form 10-K405/A
period 1997-12-31
MERCANTILE BANCORPORATION INC
filed 1998-06-29
CIK 64907

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A

          AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

                 DOCUMENT INCORPORATED BY REFERENCE
         AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE
                     INCORPORATED BY REFERENCE:

                       DOCUMENT                                    PART--FORM 10-K
     ANNUAL REPORT OF THE REGISTRANT TO ITS SHAREHOLDERS
     FOR THE YEAR ENDED DECEMBER 31, 1997                          PARTS I, II, IV

     REGISTRANT'S PROXY STATEMENT FOR THE 1998
     ANNUAL MEETING OF SHAREHOLDERS                                PART III

The "Exhibit Index" as previously filed with the Form 10-K is hereby amended by inserting the following entries:

      No. 23-1 Consent of KPMG Peat Marwick LLP (relating to report dated June 26, 1998, Mercantile Bancorporation Inc. Horizon Investment and Savings Plan and Trust Financial Statements.)

      No. 99 Report of the Independent Auditors KPMG Peat Marwick LLP dated June 24, 1998; Statements of Net Assets Available for Plan Benefits of Mercantile Bancorporation Inc. Horizon Investment and Savings Plan and Trust as of December 31, 1997 and 1996; Statements of Changes in Net Assets Available For Plan Benefits for the years then ended; and the Notes and Schedules thereto.

The Exhibit Index, as amended, follows, and new Exhibits 23-1 and 99 are filed herewith.

                           EXHIBIT INDEX

EXHIBIT NO.                                                  DESCRIPTION
No. 3-1(a)        Restated Articles of Incorporation of the Registrant, as amended and currently in effect, filed as
                  Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, are incorporated herein by reference.

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

No. 13            Annual Report of the Registrant to its Shareholders for the year ended December 31, 1997.

No. 21            Subsidiaries of the Registrant as of February 27, 1998.

No. 23            Consent of KPMG Peat Marwick LLP.

No. 23-1          Consent of KPMG Peat Marwick LLP (relating to report dated June 26, 1998, Mercantile Bancorporation
                  Inc. Horizon Investment and Savings Plan and Trust Financial Statements.)

No. 24            Power of Attorney (on signature page).

No. 27            Financial Data Schedule.

No. 99            Report of the Independent Auditors KPMG Peat Marwick LLP dated June 24, 1998; Statements of Net
                  Assets Available for Plan Benefits of Mercantile Bancorporation Inc. Horizon Investment and Savings
                  Plan and Trust as of December 31, 1997 and 1996; Statements of Changes in Net Assets Available For
                  Plan Benefits for the years then ended; and the Notes and Schedules thereto.

    <F*>Management contract or compensatory plan or arrangement

                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          MERCANTILE BANCORPORATION INC.
                                          (Registrant)



Date:  June 26, 1998                      By: /s/JOHN Q. ARNOLD
                                             ---------------------------------
                                               John Q. Arnold
                                               Vice Chairman and Chief
                                               Financial Officer

                              10-K/A

                           EXHIBIT INDEX
                           -------------


EXHIBIT NO.                             Description
-----------                             -----------
No. 23-1          Consent of KPMG Peat Marwick LLP (relating to report dated
                  June 26, 1998, Mercantile Bancorporation Inc. Horizon
                  Investment and Savings Plan and Trust Financial Statements.)

No. 99 Report of the Independent Auditors KPMG Peat Marwick LLP dated June 24, 1998; Statement of Net Assets Available for
                  Plan Benefits of the Mercantile Bancorporation Inc. Horizon
                  Investment and Savings Plan and Trust as of December 31,
                  1997 and 1996; Statements of Changes in Net Assets
                  Available for Plan Benefits for the years then ended; and the Notes and Schedules thereto.