Form 10-Q
period 1998-06-30
MERCANTILE BANCORPORATION INC
filed 1998-08-13
CIK 64907

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


       FOR QUARTER ENDED JUNE 30, 1998    COMMISSION FILE NUMBER 1-11792

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

COMMON STOCK, $.01 PAR VALUE, 151,983,848 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON JULY 31, 1998.

===============================================================================

                                                          INDEX

                                              PART I--FINANCIAL INFORMATION

                                                                                                                PAGE NO.
                                                                                                                --------
Item 1--Financial Statements

    Consolidated Statement of Income
    Three months and six months ended June 30, 1998 and 1997                                                        3

    Consolidated Balance Sheet
    June 30, 1998 and 1997, and December 31, 1997                                                                   4

    Consolidated Statement of Changes in Shareholders' Equity
    Six months ended June 30, 1998 and 1997                                                                         5

    Consolidated Statement of Cash Flows
    Six months ended June 30, 1998 and 1997                                                                         6

    Notes to Consolidated Financial Statements                                                                      7

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations                      10

Item 3--Quantitative and Qualitative Disclosures Regarding Market Risk

        There have been no material changes from the information provided in the December 31, 1997 Form 10-K.

                                                PART II--OTHER INFORMATION
Item 6--Exhibits and Reports on Form 8-K                                                                           26

Signature                                                                                                          27

Exhibit Index                                                                                                      28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(THOUSANDS EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30                          JUNE 30
                                                                  1998            1997             1998             1997
                                                                  ----            ----             ----             ----
        INTEREST INCOME
          Interest and fees on loans and leases                 $397,521        $331,688        $  791,640        $652,959
          Investments in debt and equity securities
            Trading                                                2,839           1,636             4,899           2,800
            Taxable                                              129,035          67,185           252,642         133,949
            Tax-exempt                                             4,413           5,164             8,970          10,518
                                                                --------        --------        ----------        --------
              Total Investments in Debt and Equity
                 Securities                                      136,287          73,985           266,511         147,267
          Due from banks--interest bearing                         3,244           1,800             6,130           3,036
          Federal funds sold and repurchase agreements             4,072           3,690             7,174           6,363
                                                                --------        --------        ----------        --------
              Total Interest Income                              541,124         411,163         1,071,455         809,625

        INTEREST EXPENSE
          Interest bearing deposits                              204,191         148,875           407,083         297,920
          Foreign deposits                                         6,241           6,722            13,858          11,439
          Short-term borrowings                                   45,167          27,888            94,712          50,760
          Bank notes                                                 368           2,633             2,691           5,173
          Long-term debt and mandatorily redeemable
           preferred securities                                   42,550           9,482            70,199          16,809
                                                                --------        --------        ----------        --------
              Total Interest Expense                             298,517         195,600           588,543         382,101
                                                                --------        --------        ----------        --------
              NET INTEREST INCOME                                242,607         215,563           482,912         427,524
        PROVISION FOR POSSIBLE LOAN LOSSES<F*>                     6,402          27,695            13,008          46,138
                                                                --------        --------        ----------        --------
              NET INTEREST INCOME AFTER PROVISION
                FOR POSSIBLE LOAN LOSSES                         236,205         187,868           469,904         381,386

        OTHER INCOME
          Trust                                                   26,543          24,022            52,429          46,823
          Service charges                                         26,448          22,591            52,024          45,389
          Investment banking and brokerage                         8,969           7,760            19,115          15,742
          Mortgage banking                                         7,363           2,728            12,282           5,506
          Gain on sale of mortgage servicing rights                   --              --            23,155              --
          Credit card fees                                         2,341           5,373             5,625          10,772
          Securitization revenue                                   4,520           4,725             9,043          12,017
          Securities gains                                         2,816           1,818             7,079           2,867
          Miscellaneous                                           25,537          18,910            50,978          36,911
                                                                --------        --------        ----------        --------
              Total Other Income                                 104,537          87,927           231,730         176,027

        OTHER EXPENSE
          Salaries                                                92,799          80,599           184,437         158,739
          Employee benefits                                       15,452          17,653            35,389          37,235
          Net occupancy                                           14,307          12,434            28,788          25,146
          Equipment                                               19,483          15,005            38,657          28,821
          Intangible asset amortization                           13,851           4,603            27,835           8,982
          Miscellaneous<F*>                                       45,488          90,181            83,138         127,147
                                                                --------        --------        ----------        --------
              Total Other Expense                                201,380         220,475           398,244         386,070
                                                                --------        --------        ----------        --------
              INCOME BEFORE INCOME TAXES                         139,362          55,320           303,390         171,343
        INCOME TAXES<F*>                                          44,352          23,141           104,488          64,169
                                                                --------        --------        ----------        --------
              NET INCOME                                        $ 95,010        $ 32,179        $  198,902        $107,174
                                                                ========        ========        ==========        ========

        PER SHARE DATA
          Basic earnings per share                                  $.71            $.29             $1.50            $.94
          Diluted earnings per share                                 .70             .28              1.47             .93
          Dividends declared                                         .31            .287               .62             .574

        <F*> Includes the following nonrecurring amounts:
          Provision for possible loan losses                    $     --        $  6,540        $       --        $  6,540
          Miscellaneous expense                                       --          51,863                --          51,863
          Income tax benefit                                          --         (15,977)               --         (15,977)
                                                                --------        --------        ----------        --------
              Impact on Net Income                              $     --        $(42,426)       $       --        $(42,426)
                                                                ========        ========        ==========        ========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)
                                                                                              JUNE 30                     JUNE 30
                                                                                               1998         DEC. 31        1997
                                                                                            (UNAUDITED)      1997       (UNAUDITED)
                                                                                            -----------     -------     -----------
ASSETS
    Cash and due from banks                                                                 $ 1,325,038   $ 1,171,727   $ 1,053,338
    Due from banks--interest bearing                                                            223,423       240,578       180,445
    Federal funds sold and repurchase agreements                                                242,552       292,384       420,988
    Investments in debt and equity securities
      Trading                                                                                   124,828        70,486        73,429
      Available-for-sale (Amortized cost of $8,071,629,
        $7,192,818, and $4,327,370, respectively)                                             8,114,546     7,225,638     4,336,067
      Held-to-maturity (Estimated fair value of
        $171,320, $252,135 and $305,797, respectively)                                          169,273       249,434       303,214
                                                                                            -----------   -----------   -----------
          Total Investments in Debt and Equity Securities                                     8,408,647     7,545,558     4,712,710
    Loans held-for-sale                                                                         186,562        85,790        59,457
    Loans and leases, net of unearned income                                                 19,463,984    19,114,127    15,361,854
                                                                                            -----------   -----------   -----------
          Total Loans and Leases                                                             19,650,546    19,199,917    15,421,311
    Reserve for possible loan losses                                                           (263,356)     (254,983)     (234,684)
                                                                                            -----------   -----------   -----------
          Net Loans and Leases                                                               19,387,190    18,944,934    15,186,627
    Bank premises and equipment                                                                 473,893       464,683       388,524
    Intangible assets                                                                           779,439       807,666       193,120
    Other assets                                                                                594,984       487,881       443,857
                                                                                            -----------   -----------   -----------
          Total Assets                                                                      $31,435,166   $29,955,411   $22,579,609
                                                                                            ===========   ===========   ===========
LIABILITIES
    Deposits
      Non-interest bearing                                                                  $ 3,540,248   $ 3,586,011   $ 3,105,751
      Interest bearing                                                                       18,010,896    17,908,477    13,577,786
      Foreign                                                                                   328,641       585,439       270,908
                                                                                            -----------   -----------   -----------
          Total Deposits                                                                     21,879,785    22,079,927    16,954,445
    Federal funds purchased and repurchase agreements                                         1,727,033     1,991,289     2,057,710
    Other short-term borrowings                                                               1,482,757     1,474,533       391,816
    Bank notes                                                                                   25,000       175,000       175,000
    Long-term Federal Home Loan Bank advances                                                 2,478,374       539,491        16,321
    Other long-term debt                                                                        779,501       779,662       779,728
    Company-obligated mandatorily redeemable preferred
      securities of Mercantile Capital Trust I                                                  150,000       150,000       150,000
    Other liabilities                                                                           370,656       355,340       294,337
                                                                                            -----------   -----------   -----------
          Total Liabilities                                                                  28,893,106    27,545,242    20,819,357
Commitments and contingent liabilities                                                               --            --            --


                                                            JUNE 30    DEC. 31   JUNE 30
                                                             1998        1997     1997
                                                            -------    -------   -------
SHAREHOLDERS' EQUITY
    Preferred stock--no par value
      Shares authorized                                       5,000       5,000    5,000
      Shares issued and outstanding                              --          --       --             --            --            --
    Common stock--$.01 par value
      Shares authorized                                     400,000     200,000  200,000
      Shares issued                                         135,221     130,670  117,885          1,352         1,307         1,179
    Capital surplus                                                                             993,635       940,197       582,567
    Retained earnings                                                                         1,615,461     1,451,455     1,428,844
    Accumulated other comprehensive income                                                       29,966        23,215         7,797
    Treasury stock, at cost                                   1,791         162    6,821        (98,354)       (6,005)     (260,135)
                                                                                            -----------   -----------   -----------
          Total Shareholders' Equity                                                          2,542,060     2,410,169     1,760,252
                                                                                            -----------   -----------   -----------
          Total Liabilities and Shareholders' Equity                                        $31,435,166   $29,955,411   $22,579,609
                                                                                            ===========   ===========   ===========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
($ IN THOUSANDS)

                                                        COMMON STOCK
                                                   -----------------------                                          TOTAL
                                                   OUTSTANDING               CAPITAL    RETAINED     TREASURY    SHAREHOLDERS'
                                                     SHARES       DOLLARS    SURPLUS   EARNINGS<F*>    STOCK       EQUITY
                                                   -----------   ---------   -------   ------------  --------    -------------
BALANCE AT DECEMBER 31, 1996                       116,229,704   $ 594,107   $ 34,956  $1,400,789    $ (84,201)   $1,945,651
Net income                                                                                107,174                    107,174
Common dividends declared:
  Mercantile Bancorporation Inc.--$.574 per share                                         (57,738)                   (57,738)
  Pooled company prior to acquisition                                                     (12,812)                   (12,812)
Issuance of common stock in acquisition
  of Regional Bancshares, Inc.                         900,625                   (474)        361       28,813        28,700
Change in par value of common stock from $5.00 per
  share to $.01 per share                                         (587,016)   587,016                                     --
Issuance of common stock for:
  Employee incentive plans                             369,993         388      2,157                    3,387         5,932
  Convertible notes                                     73,408          22        794                                    816
Other comprehensive income                                                                 (1,411)                    (1,411)
Purchase of treasury stock                          (6,724,699)                                       (259,050)     (259,050)
Reissuance and retirement of treasury stock                         (7,396)   (42,950)                  50,346            --
Pre-merger transactions of pooled company
  and other                                            214,484       1,074      1,068         278          570         2,990
                                                   -----------   ---------   --------  ----------    ---------    ----------
BALANCE AT JUNE 30, 1997                           111,063,515   $   1,179   $582,567  $1,436,641    $(260,135)   $1,760,252
                                                   ===========   =========   ========  ==========    =========    ==========
BALANCE AT DECEMBER 31, 1997                       130,508,090   $   1,307   $940,197  $1,474,670    $  (6,005)   $2,410,169
Net income                                                                                198,902                    198,902
Common dividends declared:
  Mercantile Bancorporation Inc.--$.62 per share                                          (83,094)                   (83,094)
Issuance of common stock in acquisition of:
  HomeCorp, Inc.                                       854,760           9      6,727      13,792                     20,528
  Horizon Bancorp, Inc.                              2,549,970          25     10,755      35,615          357        46,752
Issuance of common stock for:
  Employee incentive plans                           1,281,512          10     35,808                    5,746        41,564
  Convertible notes                                     13,380           1        148                                    149
Other comprehensive income                                                                  5,542                      5,542
Purchase of treasury stock                          (1,778,125)                                        (98,452)      (98,452)
                                                   -----------   ---------   --------  ----------    ---------    ----------
BALANCE AT JUNE 30, 1998                           133,429,587   $   1,352   $993,635  $1,645,427    $ (98,354)   $2,542,060
                                                   ===========   =========   ========  ==========    =========    ==========

<F*>Includes accumulated other comprehensive income.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30
                                                                                                1998            1997
                                                                                                ----            ---
        OPERATING ACTIVITIES
          Net income                                                                        $   198,902     $   107,174
          Adjustments to reconcile net income to net cash provided by operating activities
            Provision for possible loan losses                                                   13,008          46,138
            Depreciation and amortization                                                        32,955          24,856
            Provision for deferred income taxes (credits)                                        (4,251)         (4,157)
            Net change in loans held-for-sale                                                   (94,698)          6,916
            Net change in trading securities                                                      4,287         (24,571)
            Net change in accrued interest receivable                                               627          (6,983)
            Net change in accrued interest payable                                                 (566)            741
            Other, net                                                                          (75,195)        (21,205)
                                                                                            -----------     -----------
              Net Cash Provided by Operating Activities                                          75,069         128,909

        INVESTING ACTIVITIES
          Investments in debt and equity securities, other than trading securities
            Purchases                                                                        (3,246,950)     (1,072,164)
            Proceeds from maturities                                                          1,540,705         968,083
            Proceeds from sales of available-for-sale securities                              1,103,999         324,100
          Net change in loans and leases                                                        (29,950)       (531,741)
          Purchases of loans and leases                                                        (175,230)        (98,135)
          Proceeds from sale of mortgage servicing rights                                        26,330              --
          Proceeds from sales of loans and leases                                               405,146         101,241
          Purchases of premises and equipment                                                   (43,131)        (43,803)
          Proceeds from sales of premises and equipment                                          12,450           2,323
          Proceeds from sales of foreclosed property                                             20,519          21,101
          Cash and cash equivalents from acquisitions, net of cash paid                          34,448          (8,132)
          Sale of banking offices, net of cash paid                                              (3,524)             --
          Other, net                                                                             11,741           1,806
                                                                                            -----------     -----------
              Net Cash Used by Investing Activities                                            (343,447)       (335,321)

        FINANCING ACTIVITIES
          Net change in non-interest bearing, savings, interest bearing demand and
              money market deposit accounts                                                     (72,048)       (115,082)
          Net change in time certificates of deposit under $100,000                            (555,990)       (249,982)
          Net change in time certificates of deposit $100,000 and over                          (69,548)        (97,923)
          Net change in other time deposits                                                       5,560         (73,995)
          Net change in foreign deposits                                                       (256,798)         19,021
          Net change in short-term borrowings                                                  (297,379)        411,607
          Issuance of bank notes                                                                     --              --
          Principal payments on bank notes                                                     (150,000)             --
          Issuance of long-term FHLB advances and other long-term debt                        1,916,500         500,000
          Issuance of company-obligated mandatorily
              redeemable preferred securities                                                        --         150,000
          Principal payments on long-term debt                                                     (256)         (7,966)
          Cash dividends paid                                                                   (80,746)        (70,550)
          Proceeds from issuance of common stock from employee incentive plans                   13,859           8,936
          Purchase of treasury stock                                                            (98,452)       (270,086)
          Other, net                                                                                 --            (801)
                                                                                            -----------     -----------
              Net Cash Provided by Financing Activities                                         354,702         203,179
                                                                                            -----------     -----------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         86,324          (3,233)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,704,689       1,658,004
                                                                                            -----------     -----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 1,791,013     $ 1,654,771
                                                                                            ===========     ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

ACCOUNTING POLICIES

The consolidated financial statements include all adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods and are of a normal recurring nature.

NOTE B

NEW ACCOUNTING STANDARDS

Financial Accounting Standard ("FAS") 128, "Earnings per Share," was issued in February 1997. This statement, effective in the fourth quarter of 1997, requires additional reporting of earnings per share which gives effect to dilutive common share equivalents such as stock options or convertible notes. The Corporation's disclosure under FAS 128 is included in Note C to the Consolidated Financial Statements.

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

FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. FAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999 with earlier adoption permitted. The Corporation is currently evaluating FAS 133's effect.

NOTE C

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted earnings per share gives effect to both the increase in the average shares outstanding that would have resulted from both the exercise of dilutive stock options and the conversion of the entire balance of outstanding convertible notes. Net income is increased in the diluted earnings per share computation by interest expense that would not be incurred on notes if they converted, net of taxes. The components of basic and diluted earnings per share as prescribed by FAS 128, "Earnings per Share," are as follows:

                                                       (THOUSANDS EXCEPT PER SHARE DATA)
                                                SECOND QUARTER                      SIX MONTHS
                                            1998             1997             1998             1997
                                            ----             ----             ----             ----
BASIC
Net income                                   $95,010          $32,179         $198,902         $107,174
Weighted average shares outstanding      133,270,514      112,054,583      133,025,833      113,450,600
    BASIC EARNINGS PER SHARE                    $.71             $.29            $1.50             $.94

DILUTED
Net income                                   $95,010          $32,179         $198,902         $107,174
Interest on convertible notes, net
  of taxes                                        11               31               23               55
                                             -------          -------         --------         --------
    Diluted Net Income                       $95,021          $32,210         $198,925         $107,229
                                             =======          =======         ========         ========

Weighted average common shares
  outstanding                            133,270,514      112,054,583      133,025,833      113,450,600
Employee incentive plans                   2,205,436        1,920,240        2,345,551        1,857,260
Convertible notes                             93,715          152,242           95,893          166,262
                                         -----------      -----------      -----------      -----------
    Diluted Average Shares
      Outstanding                        135,569,665      114,127,065      135,467,277      115,474,122
                                         ===========      ===========      ===========      ===========
    DILUTED EARNINGS PER SHARE                  $.70             $.28            $1.47             $.93

All per share amounts and average shares outstanding have been restated to give effect to a three-for-two stock split distributed on October 1, 1997. Per share data for 1997 gives effect to the computational and reporting requirements of FAS 128.

NOTE D

ACQUISITIONS

On July 1, 1997, the Corporation acquired Roosevelt Financial Group, Inc. ("Roosevelt"), a $7.3 billion-asset thrift holding company headquartered in St. Louis, Missouri. The Roosevelt acquisition was accounted for as a purchase. Unaudited pro forma combined consolidated financial data including the Corporation and Roosevelt as of or for the six months ending June 30, 1997 is disclosed below. The unaudited pro forma combined consolidated financial data provided includes the impact of goodwill amortization and the reduction in net interest income due to: 1) interest lost on cash paid for share repurchases or paid directly to Roosevelt shareholders as consideration; and 2) interest on $650 million of senior debt, subordinated debt and redeemable preferred securities issued in 1997 largely to finance the Roosevelt acquisition, offset by interest earned on funds not utilized in the acquisition.

                              (THOUSANDS EXCEPT PER SHARE DATA)

                              AS OF OR FOR THE SIX MONTHS ENDED
                                           JUNE 30
                                            1997
                              ---------------------------------

Total assets                             $29,961,999
Net interest income                          505,162
Other income                                 163,453
Net income                                    77,261
Basic earnings per share                         .58

On July 1, 1998, the Corporation consummated acquisitions with CBT Corporation ("CBT") of Paducah, Kentucky, and Firstbank of Illinois Co. ("Firstbank"), headquartered in Springfield, Illinois. The CBT and Firstbank acquisitions will be accounted for under the pooling-of-interests method. Unaudited pro forma combined consolidated financial data including the Corporation, CBT and Firstbank for the six months ending June 30, 1998 and 1997 is listed below:

                                       (THOUSANDS EXCEPT PER SHARE DATA)
                                       AS OF OR FOR THE SIX MONTHS ENDED
                                                   JUNE 30
                                            1998             1997
                                            ----             ----
Total assets                             $34,744,910      $25,626,807
Net interest income                          548,023          488,808
Other income                                 251,702          192,779
Net income                                   222,006          128,067
Basic earnings per share                        1.47              .97

On August 3, 1998, the Corporation consummated its acquisition of Financial Services Corporation of the Midwest, headquartered in Rock Island, Illinois. Mercantile has announced plans to merge with Iowa City based First Financial Bancorporation; this acquisition is expected to close in the third quarter of 1998. Both acquisitions are to be accounted for as poolings-of-interests.

NOTE E

COMPREHENSIVE INCOME

Comprehensive income as defined by FAS 130 is as follows:

                                                                    (THOUSANDS)
                                                   SECOND QUARTER                    SIX MONTHS
                                               1998             1997            1998             1997
                                               ----             ----            ----             ----
Net income                                   $95,010          $32,179         $198,902         $107,174

Other comprehensive income, net of
  tax:

    Holding gains on available-for-
      sale securities                            913           11,583           10,143              453

    Less: Reclassification adjustment
      for securities gains included
      in net income above                     (1,830)          (1,182)          (4,601)          (1,864)
                                             -------          -------         --------         --------

    Other Comprehensive Income                  (917)          10,401            5,542           (1,411)
                                             -------          -------         --------         --------

    COMPREHENSIVE INCOME                     $94,093          $42,580         $204,444         $105,763
                                             =======          =======         ========         ========

NOTE F

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF MERCANTILE CAPITAL TRUST I

Mercantile Capital Trust I is a subsidiary of which the Corporation owns all the outstanding common securities; its sole assets are the $150,000,000 in mandatorily redeemable preferred securities, and considered together, the back-up undertakings constitute a full and unconditional guarantee by the Corporation of the trust's obligations under the preferred securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

-----------------------------------------------------------------------------------------------------------------------------------
EXHIBIT 1
HIGHLIGHTS
                                                                   SECOND QUARTER                        SIX MONTHS
($ IN THOUSANDS EXCEPT PER SHARE DATA)                      1998        1997       CHANGE      1998         1997       CHANGE
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
    Diluted earnings per share                                 $.70         $.28      --%        $1.47         $.93     58.1%
    Basic earnings per share                                    .71          .29      --          1.50          .94     59.6
    Dividends declared                                          .31         .287     8.0           .62         .574      8.0
    Book value at June 30                                     19.05        15.85    20.2         19.05        15.85     20.2
    Market price at June 30                                  50 3/8       40 1/2    24.4        50 3/8       40 1/2     24.4
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS AND SELECTED RATIOS
EXCLUDING NONRECURRING EXPENSE<F1>
    Adjusted net income                                     $95,010      $74,605    27.4%     $198,902     $149,600     33.0%
    Adjusted diluted earnings per share                         .70          .65     7.7          1.47         1.30     13.1
    Adjusted basic earnings per share                           .71          .67     6.0          1.50         1.32     13.6
    Return on assets                                           1.20%        1.33%                 1.28%        1.36%
    Return on equity                                          15.10        16.38                 15.83        16.00
    Efficiency ratio                                          57.45        54.83                 55.20        54.66
    Other expense to average assets                            2.55         3.02                  2.56         3.03
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS<F2>
    Taxable-equivalent net interest income                 $245,973     $219,577    12.0%     $489,679     $435,395     12.5%
    Tax-equivalent adjustment                                 3,366        4,014   (16.1)        6,767        7,871    (14.0)
    Net interest income                                     242,607      215,563    12.5       482,912      427,524     13.0
    Provision for possible loan losses                        6,402       27,695   (76.9)       13,008       46,138    (71.8)
    Other income                                            104,537       87,927    18.9       231,730      176,027     31.6
    Other expense                                           201,380      220,475    (8.7)      398,244      386,070      3.2
    Income taxes<F3>                                         44,352       23,141    91.7       104,488       64,169     62.8
    Net income                                               95,010       32,179      --       198,902      107,174     85.6
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA<F2>
    Return on assets                                           1.20%         .58%                 1.28%         .97%
    Return on equity                                          15.10         7.07                 15.83        11.46
    Efficiency ratio                                          57.45        71.70                 55.20        63.14
    Other expense to average assets                            2.55         3.94                  2.56         3.50

    Net interest rate margin                                   3.45         4.30                  3.49         4.33

    Tangible equity to tangible assets                                                            5.75         7.00
    Equity to assets                                                                              8.09         7.80
    Tier I capital to risk-adjusted assets                                                        9.00        10.38
    Total capital to risk-adjusted assets                                                        12.06        14.19
    Leverage                                                                                      6.28         7.80

    Reserve for possible loan losses to outstanding
      loans                                                                                       1.34         1.52
    Reserve for possible loan losses to non-performing
      loans                                                                                     237.74       285.57
    Non-performing loans to outstanding loans                                                      .56          .53

    Banks                                                                                           17           28
    Banking offices                                                                                555          513
    Full-time equivalent employees                                                               9,752        8,718
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
    Total assets                                        $31,598,485  $22,369,177    41.3%  $31,151,487  $22,066,686     41.2%
    Earning assets                                       28,601,502   20,476,699    39.7    28,258,922   20,275,964     39.4
    Loans and leases                                     19,679,913   15,288,972    28.7    19,556,730   15,141,515     29.2
    Deposits                                             22,433,156   17,460,544    28.5    22,310,179   17,306,659     28.9
    Shareholders' equity                                  2,517,486    1,821,411    38.2     2,513,116    1,870,271     34.4
-----------------------------------------------------------------------------------------------------------------------------------

<F1> Nonrecurring expense reduced net income in the second quarter and first six months of 1997 by $42,426,000.

<F2> Includes nonrecurring expense noted in (1) above.

<F3> Earnings in the second quarter of 1998 benefited from a lower effective tax rate of 31.83% as a result of the implementation of business strategies including the realignment of corporate entities.

-------------------------------------------------------------------------------

PERFORMANCE SUMMARY

   Net income for Mercantile Bancorporation Inc. ("Mercantile" or "Corporation") was $95,010,000 in the second quarter of 1998 versus $32,179,000 in the same period of 1997. Basic earnings per share was $.71 compared with $.29 in the second quarter of 1997 and diluted earnings per share was $.70 compared with $.28 in the second quarter of 1997. Net income for the six months ended June 30, 1998 was $198,902,000 compared with $107,174,000 last year.

   ----------------------------------------------------------------------------
   EXHIBIT 2
   ADJUSTED RESULTS
                                                        DILUTED
                                        NET INCOME      EARNINGS     RETURN ON
                                       (THOUSANDS)     PER SHARE       ASSETS
                                       -----------     ---------     ---------
   SECOND QUARTER ENDED
     JUNE 30, 1997:
   Reported                              $ 32,179        $ .28           .58%
   Nonrecurring
     acquisition expense                   42,426          .37           .75
                                         --------        -----          ----
   Adjusted                              $ 74,605        $ .65          1.33%
                                         ========        =====          ====
   SIX MONTHS ENDED
     JUNE 30, 1997:
   Reported                              $107,174        $ .93           .97%
   Nonrecurring
     acquisition expense                   42,426          .37           .39
                                         --------        -----          ----
   Adjusted                              $149,600        $1.30          1.36%
                                         ========        =====          ====
   ----------------------------------------------------------------------------

   The comparison of operating results from 1997 to 1998 is significantly affected by several factors. First, $42,426,000 of nonrecurring acquisition costs were recorded in the second quarter of 1997. Exhibit 2 presents 1997 results adjusted to exclude such nonrecurring expense, and as shown, year-to-date net income for 1998 was $49,302,000 or 33.0% higher than the adjusted amount in 1997. Second, Mercantile acquired Roosevelt Financial Group, Inc. ("Roosevelt") on July 1, 1997 in a transaction accounted for as a purchase. Thus, historical financial statements were not restated and Roosevelt's results of operations are included with Mercantile's only from July 1, 1997 forward. On November 14, 1997, the assets and liabilities of Roosevelt Bank were merged into Mercantile subsidiary banks based on geographic area, which also makes the year-over-year comparison more difficult. Finally, the Corporation recorded a $23,155,000 pre-tax gain on the sale of mortgage servicing rights in the first quarter of 1998. This gain increased 1998 year-to-date diluted earnings per share by $.11.

   The Corporation believes it is significant to disclose cash based earnings, which exclude intangible asset amortization, because it is more indicative of cash flows, and thus, the Corporation's ability to support growth and pay dividends. Mercantile added $608 million of goodwill to its balance sheet in conjunction with the purchase of Roosevelt on July 1, 1997. Goodwill amortization for the first six months of 1998 was $26,666,000 compared with $6,173,000 for the same 1997 period. Second quarter 1998 cash based diluted earnings per share was $.80, up 15.9% from the $.69 earned in 1997. See
   Exhibit 3 for other cash based performance ratios and the related favorable comparisons to 1997.

   --------------------------------------------------------------------------------------------------------------------
   EXHIBIT 3
   CASH BASED EARNINGS
   ($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              SECOND QUARTER                     SIX MONTHS
                                                        1998       1997     CHANGE       1998        1997     CHANGE
                                                        ----       ----     ------       ----        ----     ------
    Adjusted Net Income                               $ 95,010    $74,605    27.4%     $198,902    $149,600    33.0%
    Add Back:
      Goodwill amortization                             13,280      3,208      --        26,666       6,173      --
      Other intangible asset amortization                  571      1,395   (59.1)        1,169       2,809   (58.4)
                                                      --------    -------              --------    --------
        Total Intangible Asset Amortization             13,851      4,603      --        27,835       8,982      --
    Less:
      Tax effect                                          (211)      (426)  (50.5)         (425)       (922)  (53.9)
                                                      --------    -------              --------    --------
    CASH BASED ADJUSTED NET INCOME                    $108,650    $78,782    37.9      $226,312    $157,660    43.5
                                                      ========    =======              ========    ========

    CASH BASED ADJUSTED DILUTED EARNINGS PER SHARE        $.80       $.69    15.9         $1.67       $1.37    21.9

    CASH BASED ADJUSTED PERFORMANCE RATIOS
      Return on tangible assets                           1.41%      1.42%                 1.49%       1.44%
      Return on tangible equity                          25.13      19.36                 26.33       18.78
      Efficiency ratio                                   53.50      53.34                 51.35       53.19
      Other expense to average tangible assets            2.43       2.96                  2.44        2.97
   --------------------------------------------------------------------------------------------------------------------

   Exhibit 4 details acquisitions completed during 1997 and 1998 as well as pending acquisitions. On July 1, 1998, Mercantile completed the acquisitions of CBT Corporation ("CBT") of Paducah, Kentucky, a bank holding company with assets totaling $1.0 billion, and Firstbank of Illinois Co. ("Firstbank"), a $2.3 billion asset bank holding company headquartered in Springfield, Illinois. These two acquisitions will be accounted for under the pooling-of-interests method of accounting. Firstbank is in the process of divesting of its two Missouri banks due to state restrictions on deposit concentration. These banks had total assets of approximately $300 million.
   An after-tax gain of approximately $28,000,000 ($.18 per share) will be recorded in the third quarter in connection with these divestitures. Additionally, the Corporation expects to record one-time charges in the third quarter of 1998 related to both the CBT and Firstbank acquisitions that will reduce pre-tax income between $61,000,000 and $65,000,000 when finally quantified. Total nonrecurring merger-related charges for all 1998 completed and pending acquisitions, including those for CBT and Firstbank, are estimated to reduce pre-tax income in the range between $100,000,000 and $110,000,000.

   On August 3, 1998, Mercantile acquired Financial Services Corporation of the Midwest, a $514 million one-bank holding company headquartered in Rock Island, Illinois. The company's subsidiary bank, The Rock Island Bank, N.A. has the number one market share position in Rock Island County, which forms the eastern half of the Quad Cities metropolitan area. On May 8, 1998, the Corporation announced plans to merge with First Financial Bancorporation headquartered in Iowa City, Iowa. First Financial is the $524 million one-bank holding company for First National Bank Iowa, which operates in ten locations in the Iowa City / Cedar Rapids corridor. The merger with First Financial Bancorporation is expected to close in the third quarter of 1998. These acquisitions meet the requirements for treatments as poolings-of-interests; however, due to the immateriality of their financial condition and results of operations to that of Mercantile, the historical financial statements of the Corporation will not be restated.

   ---------------------------------------------------------------------------------------------------------------------------------
   EXHIBIT 4
   ACQUISITIONS
   ($ IN THOUSANDS)

                                                                                              CONSIDERATION
                                                                                           --------------------
                                                                                                         GROSS          ACCOUNTING
                                                      DATE         ASSETS     DEPOSITS     CASH          SHARES           METHOD
                                                      ----         ------     --------     ----          ------         ----------
   BANK ACQUISITIONS COMPLETED
   HomeCorp, Inc.                                 Mar. 2, 1998   $  335,137  $  309,157  $     14         854,760       Pooling<F1>
   Horizon Bancorp, Inc.                          Feb. 2, 1998      536,507     454,230         2       2,549,970       Pooling<F1>
   Roosevelt Financial Group, Inc.                July 1, 1997    7,251,985   5,317,514   374,477      18,948,884       Purchase
   Mark Twain Bancshares, Inc.                    Apr. 25, 1997   3,227,972   2,519,474        73      24,088,713       Pooling
   Regional Bancshares, Inc.                      Mar. 5, 1997      171,979     135,954    12,300         900,625       Purchase

   BANK ACQUISITIONS PENDING AT JUNE 30, 1998
   CBT Corporation                                July 1, 1998    1,006,384     695,923        34       5,123,214       Pooling
   Firstbank of Illinois Co.                      July 1, 1998    2,285,146   1,969,600        64      13,352,641       Pooling
   Financial Services Corporation of the Midwest  Aug. 3, 1998      514,377     407,523        --       2,077,000<F2>   Pooling
   First Financial Bancorporation                 3rd Qtr. 1998     523,660     439,927        --       3,194,844<F2>   Pooling

   NONBANK ACQUISITION PENDING AT JUNE 30, 1998
   Bruno, Stolze & Company, Inc.                  3rd Qtr. 1998                                  <F3>            <F3>   Purchase

   <F1> The Corporation's historical financial statements were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of Mercantile.

   <F2> Estimated number of shares to be issued in acquisition.

   <F3> Terms of the transaction are not being disclosed.
   ---------------------------------------------------------------------------------------------------------------------------------

   On June 18, 1998, Mercantile announced plans to acquire St. Louis based Bruno Stolze & Company, Inc., accelerating expansion into the fast-growing discount brokerage business. This acquisition, which is expected to close in the third quarter of 1998, will give Mercantile more critical mass needed to compete in this market niche.

   Net interest income increased 12.5% to $242,607,000 for the second quarter of 1998 and was up 13.0% to $482,912,000 for the first six months of 1998. The net interest rate margin was 3.45% this quarter compared with 3.54% in the first quarter and 4.30% for the second quarter of 1997, while the year-to-date margin was 3.49% compared with 4.33% last year. The third quarter 1997 acquisition of Roosevelt, competitive pricing for both loans and deposits, mortgage asset refinancings and prepayments, the flat yield curve, and the divestiture of selected credit card portfolios significantly impacted the Corporation's mix of earning assets and costing sources of funds, and thus lowered the rate margin. Average earning assets for the first half of 1998 of $28.3 billion were 39.4% higher than the $20.3 billion reported last year, as average loan volume increased by 29.2%. Roosevelt increased 1998 average earning assets and loans by approximately $6.8 billion and $4.2 billion, respectively.

   For the first six months of 1998, other income was $231,730,000, an increase of $55,703,000 or 31.6% from last year. The first quarter of 1998 was favorably influenced by the $23,155,000 pre-tax gain on the sale of mortgage servicing rights as well as gains on the sales of Roosevelt's credit card portfolio and Mark Twain Bancshares, Inc. ("Mark Twain") corporate trust, both identified as non-strategic businesses. Fee growth in core businesses, the impact of the Roosevelt acquisition on service charges and mortgage banking revenue, and growth in syndication fees, leasing, insurance commissions and debit card fees accounted for the remainder of the increase.

   Second quarter non-interest expenses were $201,380,000 compared with the adjusted figure of $168,612,000 last year, an increase of 19.4%. Excluding the 1997 one-time adjustments, year-to-date operating expenses were up by 19.2%, due largely to the inclusion of Roosevelt in 1998.

   The provision for possible loan losses for the second quarter of 1998 was $6,402,000 compared with $27,695,000 the prior year, and was $13,008,000 for the first six months of 1998 compared with $46,138,000 in 1997. The provision in 1997 included $6,540,000 in acquisition-related expense. Net charge-offs for the first six months of 1998 and 1997 were $12,474,000 and $43,441,000, respectively, and on an annualized basis were .13% of average loans compared with .57% last year. The lower provision and charge-offs were due to an overall improvement in credit quality as well as the decrease in average credit card loans, which was caused by the sale of non-strategic credit card receivables in the third quarter of 1997 and the first quarter of 1998. At June 30, 1998, the reserve for possible loan losses was $263,356,000 and provided coverage of 237.74% of non-performing loans compared with 249.51% at year-end and 285.57% last June 30.

   Non-performing loans (i.e., non-accrual and renegotiated loans) as of June 30, 1998 were $110,775,000 or .56% of total loans compared with $113,884,000 or .58% at March 31, 1998 and $82,182,000 or .53% at June 30, 1997.
   Foreclosed assets totaled $20,179,000 at June 30, 1998 compared with $19,723,000 at March 31, 1998 and $13,497,000 last June 30.

   Consolidated assets of $31.4 billion were up 39.2% from a year ago. On a pro forma basis after all announced acquisitions are closed, consolidated assets of Mercantile will approximate $35 billion. Total deposits increased by 29.1% to $21.9 billion, loans were $19.7 billion, up 27.4% from last year, and shareholders' equity of $2.5 billion was 44.4% higher than at June 30, 1997. All measures of capital adequacy remained adequate. Tier I capital to risk-adjusted assets was 9.00% while total capital to risk-adjusted assets at June 30, 1998 was 12.06%, both improved from March 31, 1998.

   The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial position of the Corporation for the first half and second quarter of 1998.

NET INTEREST INCOME

   Net interest income for the second quarter of 1998 was $242,607,000, a 12.5% increase from the $215,563,000 earned last year, and for the first six months of 1998 was $482,912,000 or 13.0% higher than last year. For the quarter, the net interest rate margin was 3.45% compared with 4.30% last year, and the year-to-date margin was 3.49% compared with 4.33% last year. The acquisition of Roosevelt caused a significant shift in the mix of earning assets and funding sources. These shifts, combined with the cost of debt issued to acquire Roosevelt and the sale of the former co-branded credit card portfolio, resulted in an estimated 60-basis-point decline in the net interest rate margin during the second half of 1997. The second quarter and year-to-date 1998 net interest rate margins further dropped due to competitive pressures on both deposit and loan pricing, accelerated mortgage asset prepayments and refinancings, the flat yield curve, and the divestiture of selected portions of the Corporation's credit card portfolio.

   ----------------------------------------------------------------------------
   EXHIBIT 5
   LOANS AND LEASES
   ($ IN MILLIONS)

                                             JUNE 30
                                        1998        1997       CHANGE
                                        ----        ----       ------
   Commercial                          $ 5,094     $ 4,479      13.7%
   Real estate--commercial               3,109       2,878       8.0
   Real estate--construction               737         661      11.5
   Real estate--residential
     mortgage                            7,894       4,419      78.6
   Real estate--home equity
     credit loans                          470         393      19.5
   Consumer                              2,227       1,921      15.9
   Credit card loans managed               520       1,070     (51.4)
   Securitized credit card loans          (400)       (400)       --
                                       -------     -------
     Total Loans and Leases            $19,651     $15,421      27.4
                                       =======     =======
   ----------------------------------------------------------------------------


   Average earning assets for the first six months of 1998 grew by $8.0 billion or 39.4% when compared with 1997, and average loans grew by $4.4 billion or 29.2%. This growth was funded by an increase of $4.6 billion or 29.3% in average core deposits, a $420 million increase in purchased deposits, a $1.6 billion increase in short-term borrowed funds and $650 million of long-term debt issued in the first half of 1997. The net result of these funding changes likewise caused a reduction in the rate margin.

   Investment securities averaged $8.2 billion in the first six months of 1998, and increased by 71.4% from 1997. The held-to-maturity and available-for-sale portfolios as of June 30, 1998 consisted of 66.12% in U.S. and other government agency securities, including 32.96% in mortgage-related issues, 4.32% in state and municipal securities, and 29.56% of other miscellaneous securities. The comparable distribution at June 30, 1997 was 84.49%, 30.90%, 10.18% and 5.33%, respectively. The change in the mix of the investment portfolio was attributable to the Roosevelt acquisition and a decline in state and municipal securities. Roosevelt owned a higher concentration of government and privately issued mortgage-backed securities and collateralized mortgage obligations. These privately issued collateralized mortgage obligations are included in miscellaneous securities. State and municipal securities decreased from $472 million at June 30, 1997 to $358 million this year due to paydowns and the lack of attractive reinvestment opportunities.

   Year-to-date average commercial loans increased by $570 million or 13.1%. Average commercial real estate mortgage loans increased by $119 million or 4.1% and construction loans increased by $117 million or 19.2%. Average residential real estate mortgage loans increased by $3.8 billion or 87.5%. The Roosevelt acquisition added approximately $3.9 billion in volume on July 1, 1997, thereby accounting for much of this loan growth. Average residential mortgage loans as a percentage of earning assets increased from 21.18% in the second quarter of 1997 to 28.04% in 1998. However, the percentage of average residential mortgages to earning assets declined from 29.52% in the first quarter of 1998 to 28.04% in the second quarter due to prepayments and refinancings from adjustable-rate loans, which are largely retained on the balance sheet, to fixed-rate loans which are sold. Home equity credit loans averaged $486 million in the first six months of 1998, a 26.3% increase over the prior year, again reflecting the impact of the Roosevelt acquisition.

   Consumer loans increased on average by $251 million or 13.4% over the first six months of 1997. Over 40% of the growth was in the indirect loan portfolio of Mercantile Bank N.A. Average credit card loans were down $575 million or 75.6% in 1998. The largest part of the decline was due to the sale of $405 million in loans related to co-branded cards on September 25, 1997. Prior to that date, the Corporation had managed to a $224 million decline due to more aggressive risk-based pricing of the cards, as well as transferring $123 million of loans to the investment portfolio as required by FAS 125. Partially offsetting the sale, the managed decline and the FAS 125 transfer was the addition of $112 million in Roosevelt credit card loans on July 1, 1997; the out-of-territory Roosevelt credit card loans were sold in March 1998.

   Average core deposits increased by $4.6 billion or 29.3% in the first six months of 1998. At June 30, 1998, Mercantile was substantially core funded at 91.68% of total deposits and 70.32% of earning assets. As anticipated, Mercantile has experienced certificate of deposit run-off from former Roosevelt depositors, largely due to changed pricing policies and intense competition in major markets. Changes in average core deposits for the past six quarters are shown in the Consolidated Quarterly Average Balance Sheet on pages 23 and 24 of this report.

   Average non-interest bearing deposits increased by $611 million or 20.9% over the first six months of 1997. Some of the growth occurred due to the Roosevelt acquisition and part of the remaining growth came from the U.S. Government, a significant cash management customer of Mercantile Bank N.A. that pays for services rendered via compensating balances. These average balances have increased from $720 million in the first six months of 1997 to $781 million in 1998. Partially offsetting this increase was growth of $198 million in cash and due from banks that was minimized by both float and reserve reduction efforts.

   Year-to-date average interest bearing demand, savings, money market accounts and consumer time certificates under $100,000 increased by 8.3%, 34.4%, 30.0% and 41.6%, respectively, largely due to the Roosevelt acquisition. Roosevelt had a greater percentage of consumer time certificates in its total core deposits, and as a result, Mercantile's year-to-date average of consumer time certificates to total core deposits increased to 43.02% from 39.29% in 1997. However, the quarterly trend of average consumer time certificates to total core deposits has trended downward. The current quarterly ratio of 42.34% was 1.37% lower than in the first quarter of 1998.

   Average short-term borrowings increased by $1.6 billion or 79.4%, to fund earning asset growth and to replace the decline in bank notes outstanding. Mercantile recently completed a new $3.0 billion bank note offering program that is now available for funding to the five largest affiliate banks. Average long-term debt increased by $1.9 billion. The increase was due to long-term FHLB advances acquired in the Roosevelt transaction and subsequent borrowings incurred to lower wholesale borrowing costs and improve liquidity. In addition, long-term debt was issued by the Corporation in the first half of 1997 to fund the acquisition of Roosevelt. Average shareholders' equity increased by $643 million or 34.4%, due to net earnings retained, the three acquisitions and a favorable adjustment in the fair value of available-for-sale securities.

   The factors discussed above are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on pages 23 and 24.

OTHER INCOME

   Non-interest income increased 18.9% during the second quarter of 1998 to $104,537,000, and for the six months was $231,730,000 compared with $176,027,000 a year ago, an improvement of 31.6%.

   Trust fees were the largest source of non-interest income in 1998, and were $52,429,000 compared with $46,823,000 during 1997, an increase of 12.0%.
   Personal trust fees earned by Mercantile Trust Company N.A. were the largest source of trust revenue and increased 24.5% from last year. Income from Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, rose by 27.1%. Mississippi Valley Advisors Inc. manages 17 proprietary mutual funds--the ARCH funds, which had assets of $4.2 billion at June 30, 1998 compared with $3.2 billion last year. Increases in the value of assets managed and successful new business development efforts accounted for the growth in trust fees. Partially offsetting these increases was the reduction in trust fees caused by the sales of the document custody business and Mark Twain's corporate trust division.

   Service charge income totaled $52,024,000 in the first six months of 1998, which represented an increase of $6,635,000 or 14.6% over 1997. The increase was partially caused by additional deposits and fees from the Roosevelt customer base, partially offset by the attrition of acquired deposit customers.

   In January 1998, the Corporation sold $1.9 billion in loan servicing which reduced originated mortgage servicing assets by approximately $3.2 million. A pre-tax gain of $23,155,000 was recognized in the first quarter of 1998; there was no comparable sale in the second quarter. This sale was consistent with the Corporation's goals to "right size" the servicing portfolio as all Mercantile servicing operations have been consolidated in Nevada, Missouri. The sale also will lower the prepayment risk associated with the servicing portfolio and fund the Corporation's systems cost to become Year 2000 compliant by the end of 1998. All other mortgage banking income was $12,282,000 in the first six months of 1998 versus

   $5,506,000 the prior year. The growth was attributable to Roosevelt's servicing volume and the higher than expected level of refinancing activity in 1998. Mortgages serviced totaled $10.6 billion at June 30, 1998 compared with $6.0 billion at June 30, 1997. Total originated and purchased mortgage servicing assets on the balance sheet at June 30, 1998 totaled $48 million. The associated risk for impairment was not considered to be material, although the current rate environment could accelerate refinancing activity and cause quicker amortization.

   ------------------------------------------------------------------------------------------------------------------------------
   EXHIBIT 6
   OTHER INCOME
   ($ IN THOUSANDS)

                                                                   SECOND QUARTER                     SIX MONTHS
                                                           1998        1997      CHANGE      1998        1997      CHANGE
                                                           ----        ----      ------      ----        ----      ------
   Trust                                                  $26,543      $24,022    10.5%    $ 52,429     $ 46,823    12.0%
   Service charges                                         26,448       22,591    17.1       52,024       45,389    14.6
   Retail brokerage revenue                                 5,312        1,891      --       10,194        3,786      --
   Other investment banking                                 3,657        5,869   (37.7)       8,921       11,956   (25.4)
   Mortgage banking                                         7,363        2,728      --       12,282        5,506      --
   Gain on sale of mortgage servicing rights                   --           --      --       23,155           --      --
   Credit card fees                                         2,341        5,373   (56.4)       5,625       10,772   (47.8)
   Securitization revenue                                   4,520        4,725    (4.3)       9,043       12,017   (24.7)
   Securities gains                                         2,816        1,818    54.9        7,079        2,867      --
   Miscellaneous                                           25,537       18,910    35.0       50,978       36,911    38.1
                                                         --------      -------             --------     --------
     Total Other Income                                  $104,537      $87,927    18.9     $231,730     $176,027    31.6
                                                         ========      =======             ========     ========
   ------------------------------------------------------------------------------------------------------------------------------

   Year-to-date retail brokerage revenue was $10,194,000 compared with $3,786,000 last year; second quarter fees totaled $5,312,000, almost three times last year's amount. Roosevelt's customer base had a positive impact on this source of revenue. Other investment banking income for the first six months of 1998 was 25.4% lower than last year due to lower levels of activity in both institutional fixed-income and world currency bond sales.

   For the first six months of 1998, credit card income was $5,625,000, significantly less than the comparable 1997 period. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders and cardholders' miscellaneous fees. The two aforementioned portfolio sales largely accounted for the decline in credit card income.

   Securitization revenue for the first six months of 1998 was $9,043,000 compared with $12,017,000 last year, and represents amounts accruing to Mercantile on the $400 million in credit card loans securitized in the Mercantile Credit Card Master Trust during May 1995, as well as $2,200,000 recognized in 1997 under FAS 125 for investor certificate loans that were sold and reclassified to the investment portfolio. Excluding that one-time accounting gain, securitization revenue declined by 7.9%. For securitized loans, amounts that would otherwise have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue.

   Year-to-date miscellaneous income of $50,978,000 was 38.1% higher than in 1997. The corporate trust business of Mark Twain was sold in the first quarter of 1998 at a $2,002,000 gain. Mercantile had previously sold its comparable corporate trust business during 1996. The Corporation also sold the out-of-market Roosevelt credit card portfolio in the first quarter of 1998 at a gain of $2,658,000. Excluding these two 1998 gains and the 1997 gain of $2,300,000 on the sale of Mark Twain's merchant credit card processing business, year-to-date miscellaneous income increased by 33.8% over 1997. Credit life and other insurance product sales, loan syndication fees, operating lease income, and ATM, official check and debit card fees accounted for the increase. Net securities gains of $7,079,000 were realized through June 30, 1998 on the restructuring of the available-for-sale investment portfolio compared with $2,867,000 in gains last year. Net securities gains in the second quarter of 1998 totaled $2,816,000 versus $1,818,000 in 1997.

OTHER EXPENSE

   For the first half of 1998, expenses other than interest expense and the provision for possible loan losses were $398,244,000, a 3.2% increase from the 1997 level. Included in other expense in the second quarter of 1997 was $51,863,000 in expenses associated with mergers, largely for investment banking and other professional services, change in control and severance payments, and obsolete equipment write-offs. Excluding nonrecurring merger costs, year-to-date operating expenses increased by 19.2% over 1997, yet declined to 2.56% of average assets compared with 3.03% last year.

   Other expense from the Roosevelt acquisition increased the Corporation's expenses by an estimated $35,000,000. If both expense from Roosevelt and nonrecurring acquisition expense are excluded, non-interest expense for the first six months of 1998 was approximately 9% higher than last year.

   Year-to-date salary expenses increased by $25,698,000 or 16.2% from last year. The impact of Roosevelt on salaries for the first six months of 1998 was estimated to be $12,000,000. Temporary help salaries rose by $8,629,000 and were primarily utilized in operations, mortgage banking and in the Year 2000 effort. The decline in year-to-date 1998 employee benefits was due largely to the Corporation's decision to modify its defined benefit pension plan to a cash balance plan, cost-effective changes to employee 401(k) and welfare plans, and an increase in temporary help salaries for which few benefits are paid.

   Occupancy and equipment costs through June 30, 1998 increased by 25.0% from the prior year, reflecting the costs of maintaining additional offices and a consistent program of upgrading systems and equipment to improve customer service and enhance employee efficiency. A new deposit system that had been installed throughout most of the Corporation also increased equipment expense.

   Exhibit 7 details the composition of all other operating expenses. Marketing and business development expense in the first six months of 1998 was $7,758,000, which was $851,000 or 12.3% more than in 1997. In the third quarter of 1997, Mercantile initiated a corporate-wide image advertising program that continues. Credit card expense declined by $1,781,000 or 36.9%, due primarily to the absence of the costs associated with the portfolios that were sold. Mercantile contributed $1,600,000 to its charitable foundation in the first quarter of 1998, which increased miscellaneous expense. Additionally, there were $353,000 in recoveries related to foreclosed property in the first six months of 1998 compared with recoveries of $4,219,000 in 1997.

   -----------------------------------------------------------------------------------------------------------
   EXHIBIT 7
   OTHER EXPENSE
   ($ IN THOUSANDS)

                                                      SECOND QUARTER                      SIX MONTHS
                                              1998         1997     CHANGE      1998         1997      CHANGE
                                              ----         ----     ------      ----         ----      ------
    Salaries                                $ 92,799     $ 80,599    15.1%    $184,437     $158,739     16.2%
    Employee benefits                         15,452       17,653   (12.5)      35,389       37,235     (5.0)
                                            --------     --------             --------     --------
        Total Personnel Expense              108,251       98,252    10.2      219,826      195,974     12.2
    Net occupancy                             14,307       12,434    15.1       28,788       25,146     14.5
    Equipment                                 19,483       15,005    29.8       38,657       28,821     34.1
    Postage and freight                        5,965        5,804     2.8       12,582       12,010      4.8
    Marketing/business development             4,122        3,619    13.9        7,758        6,907     12.3
    Office supplies                            3,901        3,357    16.2        7,742        6,629     16.8
    Communications                             4,344        3,416    27.2        8,237        6,609     24.6
    Data processing                            4,480        4,225     6.0        8,548        8,633     (1.0)
    Legal and professional                     3,882        2,935    32.3        6,668        5,739     16.2
    Credit card                                1,776        2,380   (25.4)       3,050        4,831    (36.9)
    FDIC insurance                             1,361          742    83.4        2,631        1,511     74.1
    Foreclosed property expense
      (recoveries)                              (423)      (4,297)   90.2         (353)      (4,219)    91.6
    Miscellaneous                             16,080       16,137     (.4)      26,275       26,634     (1.3)
                                            --------     --------             --------     --------
        Adjusted Other Expense Before
          Intangible Asset Amortization      187,529      164,009    14.3      370,409      325,225     13.9
    Intangible asset amortization             13,851        4,603      --       27,835        8,982       --
                                            --------     --------             --------     --------
        Adjusted Other Expense               201,380      168,612    19.4      398,244      334,207     19.2
    Nonrecurring merger-related expense           --       51,863      --           --       51,863       --
                                            --------     --------             --------     --------
        Total Other Expense                 $201,380     $220,475    (8.7)    $398,244     $386,070      3.2
                                            ========     ========             ========     ========
   -----------------------------------------------------------------------------------------------------------

   Intangible asset amortization was $27,835,000 in the first six months of 1998 compared with $8,982,000 in 1997. The increase was caused by additional amortization on goodwill recorded in purchase acquisitions since 1996 that are being amortized using the straight-line method over 15 years.

   During 1997, Mercantile recorded adjustments related to the acquisitions of Roosevelt, Mark Twain and Regional Bancshares, Inc. The other expense adjustments totaled $121,393,000 and was originally recorded as an accrued liability. Of that original liability, $94,618,000 has been utilized at June 30, 1998 and $26,775,000 remains to absorb future cash payments.

   In 1996, Mercantile organized a formal program to address the implications of the Year 2000. Mercantile has completed the assessment, analysis and planning phases and is well into the execution phase of the project. It is the goal of the program to have all mission critical systems "2000 compliant" by January 1, 1999. Year-to-date total expense in 1998 of $7,804,000 was incurred to ensure that systems are ready for the date transition, and it is expected that the Corporation will expend a total between $15,000,000 and $20,000,000 in 1998 to substantially complete this project. Including expenses incurred throughout 1997, $30,000,000 is currently the best total cost estimate of the Year 2000 project at Mercantile. All such costs are expensed as incurred. Approximately 79% of business and system applications are in compliance and have been reintroduced to production or are in testing at June 30, 1998. An additional 15% of the Corporation's applications are considered compliant and are awaiting testing and installation. Mercantile believes that the largest risk associated with this effort is vendor compliance. All critical vendor application systems are promised to be delivered in time to meet the date goal of January 1, 1999.

INCOME TAXES

   For the six months ended June 30, 1998, the Corporation recorded income tax expense of $104,488,000 compared with 1997 expense of $64,169,000, which included income tax benefits of $15,977,000 related to nonrecurring charges. The effective tax rate decreased to 34.44% from 37.45% in 1997. The second quarter effective tax rate declined to 31.83% from 41.83% in 1997. The implementation of various business strategies that included the realignment of corporate entities consistent with the plan of reducing bank charters resulted in a $7,000,000 tax benefit in the second quarter of 1998. An effective tax rate comparable to the second quarter of 1998 is expected in the third and fourth quarters of 1998.

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for possible loan losses was $263,356,000 or 1.34% of loans outstanding at June 30, 1998 compared with $254,983,000 or 1.33% at year's end and 1.52% at June 30, 1997. Approximately one-third of the Corporation's total loan portfolio is invested in residential real estate loans for which the loan loss experience averaged only .03% for the past five years. If residential mortgages and its allocated reserve are excluded, the reserve represents 2.06% of outstanding loans at June 30, 1998.

   The year-to-date 1998 provision for possible loan losses was $13,008,000, which exceeded net charge-offs of $12,474,000 by $534,000 or 4.3%. The annualized ratio of net charge-offs to average loans for the first six months of 1998 declined to .13%. The lower adjusted provision and charge-offs were due to improvement in overall credit quality and to the decrease in average credit card loans. Excluding those related to credit card loans, net charge-offs were only $8,574,000 or .09% of average loans for the first six months of 1998.

   Mercantile evaluates the reserves of all banks on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of those reserves. Management believes the consolidated reserve as of June 30, 1998 was adequate based on the risks identified at such date in the respective portfolios.

   ---------------------------------------------------------------------------------
   EXHIBIT 8
   RESERVE FOR POSSIBLE LOAN LOSSES
   ($ IN THOUSANDS)

                                     SECOND QUARTER              SIX MONTHS
                                   1998         1997         1998         1997
                                   ----         ----         ----         ----
BEGINNING BALANCE                 $263,511     $231,496     $254,983     $230,372

PROVISION<F*>                        6,402       27,695       13,008       46,138

Charge-offs                        (12,765)     (30,329)     (24,137)     (55,126)
Recoveries                           6,208        5,822       11,663       11,685
                                  --------     --------     --------     --------
  NET CHARGE-OFFS                   (6,557)     (24,507)     (12,474)     (43,441)

Acquired Reserves                       --           --        7,839        1,615
                                  --------     --------     --------     --------
  ENDING BALANCE                  $263,356     $234,684     $263,356     $234,684
                                  ========     ========     ========     ========

LOANS AND LEASES
  June 30 balance              $19,650,546  $15,421,311  $19,650,546  $15,421,311
                               ===========  ===========  ===========  ===========
  Average balance              $19,679,913  $15,288,972  $19,556,730  $15,141,515
                               ===========  ===========  ===========  ===========

RATIOS
  Reserve balance to
    outstanding loans                 1.34%        1.52%        1.34%        1.52%
  Reserve balance to
    non-performing loans            237.74       285.57       237.74       285.57
  Net charge-offs to average
    loans                              .13          .64          .13          .57

   <F*> Includes nonrecurring provision of $6,540,000 in the second quarter and six months ended June 30, 1997.
   ---------------------------------------------------------------------------------

NON-PERFORMING ASSETS

   Non-performing loans (non-accrual and renegotiated loans) were $110,775,000 or .56% of total loans outstanding at June 30, 1998. By the Corporation's definition, all non-accrual and renegotiated commercial-related loans are considered impaired as defined by FAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by FAS 118. Impaired loans totaled $53,435,000 at June 30, 1998 and averaged $61,098,000 for the first six months of 1998. Foreclosed assets at June 30, 1998 were $20,179,000. The ratio of non-performing loans and foreclosed assets to outstanding loans and foreclosed assets was .67% at June 30, 1998 compared with .68% at March 31, 1998 and .62% last year.

   Non-accrual loans declined by $2,228,000 from the March 31, 1998 level and foreclosed property increased slightly from the prior quarter. As of June 30, 1998, Mercantile had only 10 non-accrual loans with balances in excess of $1,000,000; the largest totaled $5,700,000 and paid off in July 1998.
   As significant, the Corporation held only two foreclosed assets with a book value in excess of $1,000,000. Over 43% of the Corporation's non-accrual loans are residential mortgage loans for which losses have averaged only .03% for the past five years.

   The Corporation's impaired investment securities were primarily acquired in the Roosevelt transaction, and have declined by $11,978,000 from December 31, 1997 due to paydowns. Roosevelt owned pools of privately issued mortgage-backed securities. The loan pools underlying some of these securities have been affected by high delinquency and foreclosure rates and higher than anticipated losses on foreclosed property sales. The current yield on the net book value of these impaired securities was 8.86% at June 30, 1998.

   ----------------------------------------------------------------------------------
   EXHIBIT 9
   NON-PERFORMING ASSETS
   ($ IN THOUSANDS)

                                             JUNE 30         DEC. 31         JUNE 30
                                              1998            1997            1997
                                             -------         -------         -------
   NON-ACCRUAL LOANS
     Commercial                             $ 28,296        $ 32,360         $24,465
     Real estate--commercial                  22,179          15,895          20,923
     Real estate--construction                 1,403           1,948           3,018
     Real estate--residential
       mortgage                               45,695          40,860          23,066
     Real estate--home equity
       credit loans                              326             228              37
     Consumer                                  8,285           6,623           5,634
                                            --------        --------         -------
   TOTAL NON-ACCRUAL LOANS                   106,184          97,914          77,143

   RENEGOTIATED LOANS                          4,591           4,278           5,039
                                            --------        --------         -------
   TOTAL NON-PERFORMING LOANS                110,775         102,192          82,182

   FORECLOSED ASSETS
     Foreclosed real estate                   17,341          14,881          11,696
     Other foreclosed assets                   2,838           2,492           1,801
                                            --------        --------         -------
   TOTAL FORECLOSED ASSETS                    20,179          17,373          13,497
                                            --------        --------         -------
   TOTAL NON-PERFORMING LOANS AND
     FORECLOSED ASSETS<F1>                   130,954         119,565          95,679

   Impaired Investment Securities             73,909          85,887           1,240
                                            --------        --------         -------
   TOTAL NON-PERFORMING ASSETS              $204,863        $205,452         $96,919
                                            ========        ========         =======
   PAST-DUE LOANS
     (90 DAYS OR MORE)<F2>
     Commercial                             $  5,516        $  4,846         $ 4,508
     Real estate--commercial                   1,092             296           1,391
     Real estate--construction                   300              --              58
     Real estate--residential
       mortgage                                6,260           3,187           3,082
     Real estate--home equity
       credit loans                              524           1,856             218
     Consumer                                  4,566           4,699           2,108
     Credit card                               1,322           5,411          19,140
                                            --------        --------         -------
   TOTAL PAST-DUE LOANS                     $ 19,580        $ 20,295         $30,505
                                            ========        ========         =======
   RATIOS<F2>
     Non-performing loans to
       outstanding loans                         .56%            .53%            .53%
     Non-performing loans and
       foreclosed assets to
       outstanding loans and
       foreclosed assets                         .67             .62             .62
     Non-performing assets to
       total assets                              .65             .69             .43

   <F1> Excludes insured FHA and government-guaranteed VA loans that were acquired primarily in the Roosevelt transaction and were contractually past due more than 90 days. Since these loans are fully insured or guaranteed for the payment of both principal and interest by the U.S. Government, the Corporation does not consider these loans to be non-performing assets, consistent with Roosevelt's past disclosure for these loans. The total of such insured or guaranteed loans was $31,516,000 at June 30, 1998 and $37,677,000 at December 31, 1997.

   <F2> Past-due loans 90 days or more are not included in non-performing asset totals or ratios.

   ----------------------------------------------------------------------------------

   All loans classified as renegotiated were paying in accordance with their modified terms at June 30, 1998. Loans past due 90 days or more and still accruing interest consisted largely of credit card loans, consumer loans and residential real estate mortgage loans. Exhibit 9 details the composition of loans past due 90 days and over.

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

   At June 30, 1998, shareholders' equity was $2.5 billion, an increase of 44.4% from June 30, 1997. This increase was primarily derived from retained earnings, the Roosevelt, Horizon Bancorp, Inc. and HomeCorp, Inc. acquisitions and a favorable FAS 115 adjustment, partially offset by dividends and share repurchases. The Corporation recorded a favorable adjustment to equity of $5,542,000 on available-for-sale investment securities through June 30, 1998. As of June 30, 1998, the balance of the valuation on available-for-sale securities totaled $30 million.

   In the first six months of 1998, the Corporation repurchased 1,778,125 shares of its common stock via designated broker-dealers at an average cost of $55.37 per share. In the second quarter of 1998, 28,125 shares were repurchased by Mercantile. The first quarter 1998 repurchases occurred through an accelerated stock repurchase program. These shares will be reissued for the 1994 Stock Incentive Plan and the July 1, 1998 acquisitions of CBT and Firstbank. As of July 1, 1998, Mercantile had no tainted treasury shares.

   The Parent Company's double leverage ratio, which measures the extent to which the equity capital of its subsidiaries is supported by Parent Company debt rather than equity, improved to 126.13% at June 30, 1998 compared with 127.88% at year-end 1997. Intangible assets, which consisted largely of goodwill, totaled $779 million at June 30, 1998 compared with $193 million a year ago; the increase reflects the impact of the Roosevelt transaction, which was accounted for as a purchase on July 1, 1997.

   ----------------------------------------------------------------------------
   EXHIBIT 10
   RISK-BASED CAPITAL
   ($ IN MILLIONS)

                                    JUNE 30       DEC. 31       JUNE 30
                                     1998          1997          1997
                                    -------       -------       -------
   Capital
     Tier I                        $ 1,937       $ 1,785        $ 1,730
     Total                           2,595         2,432          2,364
   Risk-adjusted assets             21,525        20,187         16,664
   Tier I capital to
     risk-adjusted assets             9.00%         8.84%         10.38%
   Total capital to
     risk-adjusted assets            12.06         12.05          14.19
   Leverage                           6.28          6.15           7.80
   Tangible equity to
     tangible assets                  5.75          5.50           7.00
   Double leverage                  126.13        127.88         114.69
   ----------------------------------------------------------------------------

   The tangible equity to tangible assets ratio improved to 5.75% at June 30, 1998 from 5.45% at March 31, 1998 yet is down from 7.00% at June 30, 1997, reflecting the impact of the Roosevelt goodwill, nonrecurring expense adjustments recorded in 1997, and common share repurchases. It is the plan of the Corporation to raise that ratio to exceed 6.00% by year-end 1998. All regulatory capital ratios have improved since year-end 1997.

   On May 20, 1998, the Board of Directors declared a cash dividend of $.31 per common share, payable July 1, 1998 to shareholders of record at the end of business June 10, 1998. Book value per common share was $19.05 at June 30, 1998 compared with $15.85 a year earlier, an increase of 20.2%. Exhibit 10 details significant capital ratios. Public debt ratings of the Corporation and Mercantile Bank N.A. are shown in Exhibit 11.


   ----------------------------------------------------------------------------------------------------------------------
   EXHIBIT 11
   DEBT RATINGS

                                                                             JUNE 30, 1998
                                                ----------------------------------------------------------------------
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

   MERCANTILE BANK N.A.
     Bank notes (long-term/short-term)           A1/P-1                                    A                   A-/A-2
     6.375% subordinated notes, due 2004           A2                  A                   A-                   BBB+
     9.000% mortgage-backed notes, due 1999       Aaa
     Certificates of deposit
       (long-term/short-term)                                                            TBW-1                 A-/A-2
     Letters of credit                                                                   TBW-1                 A-/A-2
   ----------------------------------------------------------------------------------------------------------------------

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 1997                                    1998
                                               1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.        1ST QTR.        2ND QTR.
                                               --------   --------   --------   --------        --------        --------
INTEREST INCOME
  Interest and fees on loans and leases        $321,271   $331,688   $415,068   $396,817        $394,119        $397,521
  Investments in debt and equity
    securities                                   73,282     73,985    119,464    122,148         130,224         136,287
  Short-term investments                          3,909      5,490      8,030      7,042           5,988           7,316
                                               --------   --------   --------   --------        --------        --------
      Total Interest Income                     398,462    411,163    542,562    526,007         530,331         541,124
  Tax-equivalent adjustment                       3,857      4,014      3,741      3,474           3,401           3,366
                                               --------   --------   --------   --------        --------        --------
      TAXABLE-EQUIVALENT INTEREST INCOME        402,319    415,177    546,303    529,481         533,732         544,490

INTEREST EXPENSE
  Deposits                                      153,762    155,597    218,671    213,028         210,509         210,432
  Borrowed funds                                 32,739     40,003     71,757     72,133          79,517          88,085
                                               --------   --------   --------   --------        --------        --------
      Total Interest Expense                    186,501    195,600    290,428    285,161         290,026         298,517
                                               --------   --------   --------   --------        --------        --------
      TAXABLE-EQUIVALENT NET INTEREST
        INCOME                                  215,818    219,577    255,875    244,320         243,706         245,973
PROVISION FOR POSSIBLE LOAN LOSSES               18,443     27,695     27,478      5,693           6,606           6,402

OTHER INCOME
  Trust                                          22,801     24,022     24,865     24,367          25,886          26,543
  Service charges                                22,798     22,591     27,236     26,108          25,576          26,448
  Investment banking and brokerage                7,982      7,760     10,086      9,242          10,146           8,969
  Mortgage banking                                2,778      2,728      7,378     10,788           4,919           7,363
  Gain on sale of mortgage servicing
    rights                                           --         --         --         --          23,155              --
  Credit card fees                                5,399      5,373      5,649      4,059           3,284           2,341
  Securitization revenue                          7,292      4,725      3,357      3,030           4,523           4,520
  Securities gains                                1,049      1,818      2,034      2,084           4,263           2,816
  Other                                          18,001     18,910     22,631     19,743          25,441          25,537
                                               --------   --------   --------   --------        --------        --------
      Total Other Income                         88,100     87,927    103,236     99,421         127,193         104,537

OTHER EXPENSE
  Personnel expense                              97,722     98,252    111,376    107,532         111,575         108,251
  Net occupancy and equipment                    26,528     27,439     32,064     32,727          33,655          33,790
  Other                                          41,345     94,784    172,894     52,117          51,634          59,339
                                               --------   --------   --------   --------        --------        --------
      Total Other Expense                       165,595    220,475    316,334    192,376         196,864         201,380
                                               --------   --------   --------   --------        --------        --------

TAXABLE-EQUIVALENT INCOME BEFORE INCOME
  TAXES                                         119,880     59,334     15,299    145,672         167,429         142,728

INCOME TAXES
  Income taxes                                   41,028     23,141      8,902     47,435          60,136          44,352
  Tax-equivalent adjustment                       3,857      4,014      3,741      3,474           3,401           3,366
                                               --------   --------   --------   --------        --------        --------
    Adjusted Income Taxes                        44,885     27,155     12,643     50,909          63,537          47,718
                                               --------   --------   --------   --------        --------        --------
      NET INCOME                               $ 74,995   $ 32,179   $  2,656   $ 94,763        $103,892        $ 95,010
                                               ========   ========   ========   ========        ========        ========

PER SHARE DATA
  Basic earnings per share                         $.65       $.29       $.02       $.73            $.78            $.71
  Diluted earnings per share                        .64        .28        .02        .71             .77             .70

SIGNIFICANT RATIOS
  Return on assets                                 1.38%       .58%       .04%      1.27%           1.35%           1.20%
  Return on equity                                15.63       7.07        .44      15.85           16.57           15.10

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN MILLIONS)

                                                                                       1997
                                                        1ST QTR.           2ND QTR.           3RD QTR.           4TH QTR.
                                                    ----------------   ----------------   ----------------   ----------------
                                                    VOLUME  RATE<F1>   VOLUME  RATE<F1>   VOLUME  RATE<F1>   VOLUME  RATE<F1>
                                                    ------  --------   ------  --------   ------  --------   ------  --------
ASSETS
    Earning Assets
      Loans and leases, net of unearned income
        Commercial                                 $ 4,246    8.41%   $ 4,438    8.56%   $ 4,431    8.45%   $ 4,445    8.34%
        Real estate--commercial                      2,853    8.63      2,893    8.78      2,972    8.74      2,943    8.71
        Real estate--construction                      581    8.89        639    8.93        683    8.82        735    8.84
        Real estate-residential mortgage             4,257    7.93      4,336    7.94      8,248    7.80      8,258    7.70
        Real estate--home equity credit loans          384    9.62        384    9.96        495    9.78        506    9.77
        Consumer                                     1,851    8.83      1,896    8.88      1,983    8.93      2,009    8.89
        Credit card                                    820   13.31        703   13.33        738   12.83        285    9.97
                                                   -------            -------            -------            -------
          Total Loans and Leases                    14,992    8.60     15,289    8.72     19,550    8.52     19,181    8.30

      Investments in debt and equity securities
        Trading                                         69    6.81         93    7.00        101    6.41        155    6.66
        Taxable                                      4,330    6.17      4,327    6.22      6,827    6.62      6,968    6.59
        Tax-exempt                                     398    7.95        383    8.00        368    7.98        352    7.98
                                                   -------            -------            -------            -------
          Total Investments in Debt and Equity
            Securities                               4,797    6.33      4,803    6.38      7,296    6.68      7,475    6.66
      Short-term investments                           284    5.50        385    5.64        482    6.52        457    6.03
                                                   -------            -------            -------            -------
          Total Earning Assets                      20,073    8.13     20,477    8.13     27,328    7.93     27,113    7.75
    Non-earning Assets                               1,688              1,892              2,606              2,681
                                                   -------            -------            -------            -------
          Total Assets                             $21,761            $22,369            $29,934            $29,794
                                                   =======            =======            =======            =======
LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing                       $ 2,748            $ 3,082            $ 3,192            $ 3,284
        Interest bearing demand                      2,551    2.14      2,528    2.09      2,593    1.96      2,616    1.89
        Money market accounts                        2,792    3.89      2,784    3.95      3,577    4.02      3,573    3.97
        Savings                                      1,092    2.27      1,103    2.27      1,407    2.43      1,351    2.48
        Consumer time certificates under $100,000    6,182    5.48      6,114    5.48      9,278    5.55      8,953    5.56
        Other time                                     155    4.71        161    4.25        161    3.63        154    4.16
                                                   -------            -------            -------            -------
          Total Core Deposits                       15,520    4.18     15,772    4.18     20,208    4.41     19,931    4.38
        Time certificates $100,000 and over          1,287    5.49      1,220    5.52      1,534    5.69      1,558    5.69
        Foreign                                        344    5.48        469    5.67        529    5.70        486    5.66
                                                   -------            -------            -------            -------
          Total Purchased Deposits                   1,631    5.50      1,689    5.58      2,063    5.71      2,044    5.70
                                                   -------            -------            -------            -------
          Total Deposits                            17,151    4.33     17,461    4.34     22,271    4.55     21,975    4.52
      Short-term borrowings                          1,810    5.05      2,102    5.25      3,528    5.63      3,526    5.33
      Bank notes                                       175    5.81        175    5.95        175    6.01        175    5.99
      Long-term debt<F2>                               398    7.36        530    7.07      1,120    6.41      1,306    6.41
                                                   -------            -------            -------            -------
          Total Acquired Funds                      19,534    4.51     20,268    4.57     27,094    4.82     26,982    4.77
    Other liabilities                                  307                280                413                420
SHAREHOLDERS' EQUITY                                 1,920              1,821              2,427              2,392
                                                   -------            -------            -------            -------
          Total Liabilities and Shareholders'
            Equity                                 $21,761            $22,369            $29,934            $29,794
                                                   =======            =======            =======            =======
SIGNIFICANT RATIOS
      Net interest rate spread                                3.62%              3.56%              3.11%              2.98%
      Net interest rate margin                                4.36               4.30               3.71               3.58

<F1> Taxable-equivalent basis.

<F2> Includes company-obligated mandatorily redeemable preferred securities of
     Mercantile Capital Trust I.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN MILLIONS)

                                                                    1998                        1997               1998
                                                        1ST QTR.           2ND QTR.          SIX MONTHS         SIX MONTHS
                                                    ----------------   ----------------   ----------------   ----------------
                                                    VOLUME  RATE<F1>   VOLUME  RATE<F1>   VOLUME  RATE<F1>   VOLUME  RATE<F1>
                                                    ------  --------   ------  --------   ------  --------   ------  --------
ASSETS
    Earning Assets
      Loans and leases, net of unearned income
        Commercial                                 $ 4,689    8.33%   $ 5,134    8.24%   $ 4,343    8.48%   $ 4,912    8.28%
        Real estate--commercial                      2,966    8.57      3,018    8.48      2,873    8.70      2,993    8.53
        Real estate--construction                      729    8.86        725    8.78        610    8.91        727    8.82
        Real estate-residential mortgage             8,240    7.63      8,020    7.55      4,297    7.93      8,130    7.59
        Real estate-home equity credit loans           495    9.71        476    9.74        384    9.73        485    9.73
        Consumer                                     2,067    8.96      2,181    8.90      1,874    8.85      2,124    8.93
        Credit card                                    247    9.30        125    6.74        761   13.32        186    8.45
                                                   -------            -------            -------            -------
          Total Loans and Leases                    19,433    8.14     19,679    8.10     15,142    8.66     19,557    8.12

      Investments in debt and equity securities
        Trading                                        125    6.65        170    6.66         81    6.92        147    6.66
        Taxable                                      7,604    6.50      7,912    6.53      4,328    6.19      7,759    6.51
        Tax-exempt                                     325    8.34        310    8.46        390    7.98        318    8.40
                                                   -------            -------            -------            -------
          Total Investments in Debt and Equity
            Securities                               8,054    6.58      8,392    6.60      4,799    6.35      8,224    6.59
      Short-term investments                           426    5.62        530    5.47        335    5.58        478    5.53
                                                   -------            -------            -------            -------
          Total Earning Assets                      27,913    7.75     28,601    7.64     20,276    8.13     28,259    7.69
    Non-earning Assets                               2,787              2,997              1,791              2,892
                                                   -------            -------            -------            -------
          Total Assets                             $30,700            $31,598            $22,067            $31,151
                                                   =======            =======            =======            =======

LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing                       $ 3,403            $ 3,650            $ 2,916            $ 3,527
        Interest bearing demand                      2,746    1.98      2,756    1.89      2,539    2.12      2,751    1.94
        Money market accounts                        3,575    4.06      3,674    4.03      2,788    3.92      3,625    4.04
        Savings                                      1,419    2.53      1,532    2.67      1,098    2.27      1,476    2.60
        Consumer time certificates under $100,000    8,769    5.59      8,638    5.57      6,148    5.48      8,703    5.58
        Other time                                     146    5.91        151    5.38        158    4.47        148    5.64
                                                   -------            -------            -------            -------
          Total Core Deposits                       20,058    4.41     20,401    4.36     15,647    4.18     20,230    4.38
        Time certificates $100,000 and over          1,587    5.58      1,591    5.59      1,253    5.50      1,589    5.59
        Foreign                                        541    5.63        441    5.60        407    5.59        491    5.62
                                                   -------            -------            -------            -------
          Total Purchased Deposits                   2,128    5.62      2,032    5.61      1,660    5.54      2,080    5.61
                                                   -------            -------            -------            -------
          Total Deposits                            22,186    4.55     22,433    4.49     17,307    4.34     22,310    4.52
      Short-term borrowings                          3,664    5.41      3,359    5.32      1,957    5.16      3,510    5.37
      Bank notes                                       152    6.13         25    5.82        175    5.88         88    6.08
      Long-term debt<F2>                             1,779    6.22      2,871    5.86        465    7.19      2,328    6.00
                                                   -------            -------            -------            -------
          Total Acquired Funds                      27,781    4.82     28,688    4.78     19,904    4.54     28,236    4.80
    Other liabilities                                  410                393                293                402
SHAREHOLDERS' EQUITY                                 2,509              2,517              1,870              2,513
                                                   -------            -------            -------            -------
          Total Liabilities and Shareholders'
            Equity                                 $30,700            $31,598            $22,067            $31,151
                                                   =======            =======            =======            =======
SIGNIFICANT RATIOS
      Net interest rate spread                                2.93%              2.86%              3.59%              2.89%
      Net interest rate margin                                3.54               3.45               4.33               3.49

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

                          PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           3-1(b) Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Registrant

           4-2 Rights Agreement dated as of May 20, 1998, between Registrant and Harris Trust and Savings Bank, as Rights Agent (including as an exhibit thereto the form of Rights Certificate)

           27      Financial Data Schedule

     (b)   Reports on Form 8-K:

           Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MERCANTILE BANCORPORATION INC.
                                                (Registrant)

Date       August 13, 1998                      /s/  JOHN W. MCCLURE
           -----------------------     ----------------------------------------
                                                   John W. McClure
                                               Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION                          LOCATION
-----------                              -----------                          --------
     3-1(b)           Certificate of Designation, Preferences and         Included herein
                      Rights of Series B Junior Participating
                      Preferred Stock of the Registrant

     4-2              Rights Agreement dated as of May 20, 1998,          Included herein
                      between Registrant and Harris Trust and Savings
                      Bank, as Rights Agent (including as an exhibit
                      thereto the form of Rights Certificate)

    27                Financial Data Schedule                             Included herein




