Form 10-Q
period 1998-09-30
MERCANTILE BANCORPORATION INC
filed 1998-11-13
CIK 64907

==============================================================================

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



    FOR QUARTER ENDED SEPTEMBER 30, 1998    COMMISSION FILE NUMBER 1-11792



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


                                  X
                              ---------  ---------
                                 YES        NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


COMMON STOCK, $.01 PAR VALUE, 157,351,861 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON OCTOBER 30, 1998.


==============================================================================

                                            INDEX

                                 PART I--FINANCIAL INFORMATION

                                                                                         PAGE NO.
                                                                                         --------

Item 1--Financial Statements

    Consolidated Statement of Income
    Three months and nine months ended September 30, 1998 and 1997                           3

    Consolidated Balance Sheet
    September 30, 1998 and 1997, and December 31, 1997                                       4

    Consolidated Statement of Changes in Shareholders' Equity
    Nine months ended September 30, 1998 and 1997                                            5

    Consolidated Statement of Cash Flows
    Nine months ended September 30, 1998 and 1997                                            6

    Notes to Consolidated Financial Statements                                               7

Item 2-- Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          10

Item 3-- Quantitative and Qualitative Disclosures Regarding Market Risk

         There have been no material changes from the information provided in the December 31, 1997 Form 10-K.



                                   PART II--OTHER INFORMATION

Item 5--Other Information                                                                   28

Item 6--Exhibits and Reports on Form 8-K                                                    28

Signature                                                                                   30

Exhibit Index                                                                               31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(THOUSANDS EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                            SEPTEMBER 30           SEPTEMBER 30
                                                                          1998       1997        1998        1997
                                                                          ----       ----        ----        ----
INTEREST INCOME
  Interest and fees on loans and leases                                  $443,631   $462,063  $1,331,843  $1,204,182
  Investments in debt and equity securities
    Trading                                                                 1,819      1,641       6,730       4,443
    Taxable                                                               138,986    123,657     415,993     278,911
    Tax-exempt                                                              5,491      6,324      17,546      19,469
                                                                         --------   --------  ----------  ----------
        Total Investments in Debt and Equity Securities                   146,296    131,622     440,269     302,823
  Due from banks--interest bearing                                          3,285      3,192       9,861       6,561
  Federal funds sold and repurchase agreements                              4,049      5,535      12,555      13,036
                                                                         --------   --------  ----------  ----------
        Total Interest Income                                             597,261    602,412   1,794,528   1,526,602
INTEREST EXPENSE
  Interest bearing deposits                                               226,286    236,494     687,115     582,429
  Foreign deposits                                                          5,697      7,708      19,555      19,147
  Short-term borrowings                                                    38,864     53,001     139,117     108,228
  Bank notes                                                                  374      2,687       3,065       7,860
  Long-term debt and mandatorily redeemable preferred securities           52,961     18,800     124,574      36,408
                                                                         --------   --------  ----------  ----------
        Total Interest Expense                                            324,182    318,690     973,426     754,072
                                                                         --------   --------  ----------  ----------
      NET INTEREST INCOME                                                 273,079    283,722     821,102     772,530
PROVISION FOR POSSIBLE LOAN LOSSES<F*>                                     23,871     29,209      39,752      78,728
                                                                         --------   --------  ----------  ----------
      NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES        249,208    254,513     781,350     693,802
OTHER INCOME
  Trust                                                                    27,442     26,888      84,386      77,535
  Service charges                                                          30,498     29,770      87,815      79,941
  Investment banking and brokerage                                          9,760     10,837      30,652      28,021
  Mortgage banking                                                          6,149      7,819      21,051      14,691
  Gain on sale of mortgage servicing rights                                    --         --      23,155          --
  Credit card fees                                                          3,045      5,836       9,128      16,927
  Securitization revenue                                                    5,775      3,357      14,818      15,374
  Securities gains<F*>                                                      2,297      2,131       9,584       5,248
  Gain on sale of subsidiaries<F*>                                         48,051         --      48,051          --
  Miscellaneous                                                            28,822     25,706      84,901      67,386
                                                                         --------   --------  ----------  ----------
      Total Other Income                                                  161,839    112,344     413,541     305,123
OTHER EXPENSE
  Salaries                                                                106,007    101,728     312,385     280,613
  Employee benefits                                                        18,148     22,800      58,727      64,595
  Net occupancy                                                            17,448     17,018      49,647      45,373
  Equipment                                                                21,160     18,307      63,273      50,318
  Intangible asset amortization                                            14,311     15,276      43,369      25,180
  Loss on sale of credit card loans<F*>                                        --     50,000          --      50,000
  Miscellaneous<F*>                                                       134,078    114,038     229,015     252,178
                                                                         --------   --------  ----------  ----------
      Total Other Expense                                                 311,152    339,167     756,416     768,257
                                                                         --------   --------  ----------  ----------
        INCOME BEFORE INCOME TAXES                                         99,895     27,690     438,475     230,668
INCOME TAXES<F*>                                                           36,751     14,334     153,325      89,245
                                                                         --------   --------  ----------  ----------
        NET INCOME<F*>                                                   $ 63,144   $ 13,356  $  285,150  $  141,423
                                                                         ========   ========  ==========  ==========
PER SHARE DATA
  Basic earnings per share                                                   $.41       $.09       $1.87       $1.03
  Diluted earnings per share                                                  .41        .09        1.84        1.01
  Dividends declared                                                          .31        .287        .93         .861

<F*>Includes the following nonrecurring amounts:
    Provision for possible loan losses                                   $ 19,600   $ 13,800  $   19,600  $   20,340
    Securities losses                                                       1,649         --       1,649          --
    Gain on sale of subsidiaries                                          (48,051)        --     (48,051)         --
    Loss on sale of credit card loans                                          --     50,000          --      50,000
    Miscellaneous expense                                                  89,192     69,530      89,192     121,393
    Income tax benefit                                                    (15,028)   (43,379)    (15,028)    (59,356)
                                                                         --------   --------  ----------  ----------
      Reduction of Net Income                                            $ 47,362   $ 89,951  $   47,362  $  132,377
                                                                         ========   ========  ==========  ==========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)
                                                                                   SEPT. 30                   SEPT. 30
                                                                                     1998        DEC. 31        1997
                                                                                 (UNAUDITED)       1997     (UNAUDITED)
                                                                                 -----------     -------    -----------
ASSETS
    Cash and due from banks                                                      $ 1,175,006   $ 1,330,512  $ 1,169,211
    Due from banks--interest bearing                                                 153,408       251,909      313,591
    Federal funds sold and repurchase
      agreements                                                                     214,889       303,859      192,999
    Investments in debt and equity
      securities
      Trading                                                                         98,301        70,536      137,817
      Available-for-sale (Amortized cost
        of $8,956,729, $8,023,157 and
        $7,585,601, respectively)                                                  9,061,675     8,059,066    7,624,053
      Held-to-maturity (Estimated fair
        value of $117,538, $341,954 and
        $374,419, respectively)                                                      116,007       335,279      365,195
                                                                                 -----------   -----------  -----------
          Total Investments in Debt and
            Equity Securities                                                      9,275,983     8,464,881    8,127,065
    Loans held-for-sale                                                              129,569        96,955       83,879
    Loans and leases, net of unearned
      income                                                                      21,871,875    21,265,000   21,098,142
                                                                                 -----------   -----------  -----------
          Total Loans and Leases                                                  22,001,444    21,361,955   21,182,021
    Reserve for possible loan losses                                                (308,869)     (284,165)    (286,042)
                                                                                 -----------   -----------  -----------
          Net Loans and Leases                                                    21,692,575    21,077,790   20,895,979
    Bank premises and equipment                                                      541,099       531,650      513,418
    Intangible assets                                                                794,593       839,285      853,722
    Receivable for credit card loans
      sold                                                                                --            --      372,835
    Other assets                                                                     748,968       532,304      685,848
                                                                                 -----------   -----------  -----------
          Total Assets                                                           $34,596,521   $33,332,190  $33,124,668
                                                                                 ===========   ===========  ===========
LIABILITIES
    Deposits
      Non-interest bearing                                                       $ 3,788,416   $ 3,956,138   $3,463,883
      Interest bearing                                                            20,426,340    20,267,878   20,520,898
      Foreign                                                                        327,551       585,439      669,483
                                                                                  ----------   -----------   ----------
          Total Deposits                                                          24,542,307    24,809,455   24,654,264
    Federal funds purchased and
      repurchase agreements                                                        1,562,384     2,127,443    2,420,159
    Other short-term borrowings                                                    1,000,750     1,551,097    1,546,227
    Bank notes                                                                        25,000       175,000      175,000
    Long-term Federal Home Loan Bank
      advances                                                                     2,888,728       578,484      261,538
    Other long-term debt                                                             793,026       789,687      789,731
    Company obligated mandatorily
      redeemable preferred securities
      of Mercantile Capital Trust I                                                  150,000       150,000      150,000
    Other liabilities                                                                575,652       388,722      428,337
                                                                                  ----------   -----------   ----------
          Total Liabilities                                                       31,537,847    30,569,888   30,425,256
Commitments and contingent liabilities                                                    --            --           --


                                           SEPT. 30      DEC. 31     SEPT. 30
                                             1998          1997        1997
                                           --------      -------     --------
SHAREHOLDERS' EQUITY
    Preferred stock--no par value
      Shares authorized                        5,000        5,000        5,000
      Shares issued and outstanding               --           --           --            --            --           --
    Common stock--$.01 par value
      Shares authorized                      400,000      200,000      200,000
      Shares issued                          157,346      148,874      148,624         1,574         1,489        1,486
    Capital surplus                                                                  996,239     1,016,844    1,015,555
    Retained earnings                                                              1,993,671     1,724,752    1,660,354
    Accumulated other comprehensive
      income                                                                          70,607        25,222       27,431
    Treasury stock, at cost                       76          162          157        (3,417)       (6,005)      (5,414)
                                                                                 -----------   -----------  -----------
          Total Shareholders' Equity                                               3,058,674     2,762,302    2,699,412
                                                                                 -----------   -----------  -----------
          Total Liabilities and
            Shareholders' Equity                                                 $34,596,521   $33,332,190  $33,124,668
                                                                                 ===========   ===========  ===========

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
($ IN THOUSANDS)

                                                         COMMON STOCK
                                                    ----------------------                                           TOTAL
                                                    OUTSTANDING               CAPITAL    RETAINED     TREASURY    SHAREHOLDERS'
                                                       SHARES      DOLLARS    SURPLUS   EARNINGS<F*>    STOCK        EQUITY
                                                    -----------    -------    -------   ------------  --------    -------------
BALANCE AT DECEMBER 31, 1996                        134,174,597   $ 683,832  $   16,091  $1,647,521  $ (84,201)    $2,263,243
Net income                                                                                  141,423                   141,423
Common dividends declared:
  Mercantile Bancorporation Inc.--$.861 per share                                           (95,086)                  (95,086)
  Pooled companies prior to acquisition                                                     (24,313)                  (24,313)
Issuance of common stock in acquisitions of:
  Roosevelt Financial Group, Inc.                    18,948,884         123     353,128       6,872    280,981        641,104
  Regional Bancshares, Inc.                             900,625                    (474)        361     28,813         28,700
Change in par value of common stock from
  $5.00 per share to $.01 per share                                (676,575)    676,575                                    --
Issuance of common stock for:
  Employee incentive plans                              695,266         320       6,166                  4,773         11,259
  Convertible notes                                      75,384          80         758                                   838
Other comprehensive income                                                                   11,014                    11,014
Purchase of treasury stock                           (6,750,199)                                      (285,958)      (285,958)
Reissuance of treasury stock                                         (7,396)    (42,950)                50,346             --
Pre-merger transactions of pooled companies and
  other                                                 422,151       1,102       6,261          (7)      (168)         7,188
                                                    -----------   ---------  ----------  ----------  ---------     ----------
BALANCE AT SEPTEMBER 30, 1997                       148,466,708   $   1,486  $1,015,555  $1,687,785  $  (5,414)    $2,699,412
                                                    ===========   =========  ==========  ==========  =========     ==========

BALANCE AT DECEMBER 31, 1997                        148,712,307   $   1,489  $1,016,844  $1,749,974  $  (6,005)    $2,762,302
Net income                                                                                  285,150                   285,150
Common dividends declared:
  Mercantile Bancorporation Inc.--$.93 per share                                           (130,853)                 (130,853)
  Pooled companies prior to acquisition                                                     (10,466)                  (10,466)
Issuance of common stock in acquisitions of:
  First Financial Bancorporation                      3,139,069          31       8,534      50,343                    58,908
  Financial Services Corporation of the Midwest       2,071,448          21       5,093      27,730                    32,844
  HomeCorp, Inc.                                        854,760           9       6,727      13,792                    20,528
  Horizon Bancorp, Inc.                               2,549,970          25      10,755      35,615        357         46,752
Issuance of common stock for:
  Employee incentive plans                            1,453,000          13      38,467                  7,462         45,942
  Convertible notes                                      23,892           1         265                                   266
Other comprehensive income                                                                   43,007                    43,007
Reissuance of treasury stock                                                    (94,471)                94,471             --
Purchase of treasury stock                           (1,806,250)                                       (99,702)       (99,702)
Pre-merger transactions of pooled companies and
  other                                                 271,638         (15)      4,025         (14)                    3,996
                                                    -----------   ---------  ----------  ----------  ---------     ----------
BALANCE AT SEPTEMBER 30, 1998                       157,269,834   $   1,574  $  996,239  $2,064,278  $  (3,417)    $3,058,674
                                                    ===========   =========  ==========  ==========  =========     ==========

<F*>Includes accumulated other comprehensive income.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                               1998        1997
                                                                                               ----        ----
OPERATING ACTIVITIES
  Net income                                                                               $   285,150  $   141,423
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for possible loan losses                                                          39,752       78,728
    Depreciation and amortization                                                               55,323       44,397
    Provision for deferred income taxes (credits)                                               (6,593)         (78)
    Net change in loans held-for-sale                                                          (26,540)      (8,502)
    Net change in trading securities                                                            (4,088)    (147,324)
    Net change in accrued interest receivable                                                   (5,479)          59
    Net change in accrued interest payable                                                      11,282       39,932
    Other, net                                                                                 (72,171)     (57,119)
                                                                                           -----------  -----------
      Net Cash Provided by Operating Activities                                                276,636       91,516

INVESTING ACTIVITIES
  Investments in debt and equity securities, other than trading securities
    Purchases                                                                               (5,463,631)  (2,754,785)
    Proceeds from maturities                                                                 3,859,077    2,576,787
    Proceeds from sales of available-for-sale securities                                     1,283,036      430,056
  Net change in loans and leases                                                               146,108     (781,599)
  Purchases of loans and leases                                                               (434,839)    (248,655)
  Proceeds from sale of mortgage servicing rights                                               26,330           --
  Proceeds from sales of loans and leases                                                      640,738      413,823
  Purchases of premises and equipment                                                          (62,764)     (75,349)
  Proceeds from sales of premises and equipment                                                 19,361        4,011
  Proceeds from sales of foreclosed property                                                    41,198       38,153
  Cash and cash equivalents from acquisitions, net of cash paid                                125,833     (231,736)
  Sale of banking offices, net of cash paid                                                     57,947     (167,488)
  Other, net                                                                                    18,046       (8,252)
                                                                                           -----------  -----------
      Net Cash Provided (Used) by Investing Activities                                         256,440     (805,034)

FINANCING ACTIVITIES
  Net change in non-interest bearing, savings, interest bearing demand and
    money market deposit accounts                                                             (376,849)     915,819
  Net change in time certificates of deposit under $100,000                                   (949,703)  (1,668,756)
  Net change in time certificates of deposit $100,000 and over                                  32,068       11,197
  Net change in other time deposits                                                            (60,772)     (21,219)
  Net change in foreign deposits                                                              (257,888)     417,596
  Net change in short-term borrowings                                                       (1,166,957)     524,887
  Principal payments on bank notes                                                            (150,000)          --
  Issuance of long-term FHLB advances and other long-term debt                               2,336,500      616,835
  Issuance of company-obligated mandatorily
    redeemable preferred securities                                                                 --      150,000
  Principal payments on long-term debt                                                         (65,906)     (13,402)
  Cash dividends paid                                                                         (135,222)    (119,044)
  Proceeds from issuance of common stock for employee incentive plans and
    pre-merger transactions of pooled companies                                                 18,496       18,176
  Purchase of treasury stock                                                                   (99,702)    (297,733)
  Other, net                                                                                      (118)      (1,351)
                                                                                           -----------  -----------
      Net Cash Provided (Used) by Financing Activities                                        (876,053)     533,005
                                                                                           -----------  -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         (342,977)    (180,513)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             1,886,280    1,856,314
                                                                                           -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 1,543,303  $ 1,675,801
                                                                                           ===========  ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

ACCOUNTING POLICIES

The consolidated financial statements include all adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods and are of a normal recurring nature, with the exception of the nonrecurring charges as disclosed with an asterisk on the Consolidated Statement of Income on page 3.

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

FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," addresses disclosure of such benefit plans and is effective for fiscal years beginning after December 31, 1997. The Corporation does not anticipate a significant impact when making these new disclosures.

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

FAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective in the first fiscal quarter beginning after December 15, 1998. FAS 134 is not anticipated to impact Mercantile.

NOTE C

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted earnings per share gives effect to both the increase in the average shares outstanding that would have resulted from both the exercise of dilutive stock options and the conversion of the entire balance of outstanding convertible notes. Net income is increased in the diluted earnings per share computation by interest expense that would not be incurred on notes if they converted, net of taxes. The components of basic and diluted earnings per share are as follows:

                                                                   (THOUSANDS EXCEPT PER SHARE DATA)
                                                                THIRD QUARTER              NINE MONTHS
                                                              1998         1997         1998         1997
                                                              ----         ----         ----         ----
BASIC
Net income                                                     $63,144      $13,356     $285,150     $141,423
Weighted average shares outstanding                        153,427,490  148,327,222  152,150,676  137,117,594
    BASIC EARNINGS PER SHARE                                      $.41         $.09        $1.87        $1.03

DILUTED
Net income                                                     $63,144      $13,356     $285,150     $141,423
Interest on convertible notes, net of taxes                         10           14           33           69
                                                               -------      -------     --------     --------
    Diluted Net Income                                         $63,154      $13,370     $285,183     $141,492
                                                               =======      =======     ========     ========
Weighted average common shares outstanding                 153,427,490  148,327,222  152,150,676  137,117,594
Employee incentive plans                                     2,209,843    2,731,394    2,494,483    2,303,074
Convertible notes                                               83,850      108,834       91,849      146,850
                                                           -----------  -----------  -----------  -----------
    Diluted Average Shares Outstanding                     155,721,183  151,167,450  154,737,008  139,567,518
                                                           ===========  ===========  ===========  ===========
    DILUTED EARNINGS PER SHARE                                    $.41         $.09        $1.84        $1.01

All per share amounts and average shares outstanding have been restated to give effect to a three-for-two stock split distributed on October 1, 1997. Per share data for 1997 gives effect to the computational and reporting requirements of FAS 128.

NOTE D

ACQUISITIONS

On July 1, 1998, the Corporation acquired CBT Corporation ("CBT") of Paducah, Kentucky, and Firstbank of Illinois Co. ("Firstbank"), headquartered in Springfield, Illinois. The CBT and Firstbank acquisitions were accounted for under the pooling-of-interests method, and accordingly, Mercantile's financial statements have been restated. Net income and basic earnings per share prior to this restatement were as follows:

                                                   (THOUSANDS EXCEPT
                                                    PER SHARE DATA)

                                                   SIX MONTHS ENDED
                                                     JUNE 30, 1998
                                                   -----------------
MERCANTILE
Net income                                             $198,902
Basic earnings per share                                   1.50
CBT
Net income                                                7,151
Basic earnings per share                                   1.40
FIRSTBANK
Net income                                               15,953
Basic earnings per share                                   1.21

On July 1, 1997, the Corporation acquired Roosevelt Financial Group, Inc. ("Roosevelt"), a $7.3 billion-asset thrift holding company headquartered in St. Louis, Missouri. The Roosevelt acquisition was accounted for as a purchase. Unaudited pro forma combined consolidated financial data including the Corporation and Roosevelt for the nine months ending September 30, 1997 is disclosed below. The unaudited pro forma combined consolidated financial data provided includes the impact of goodwill amortization and the reduction in net interest income due to: 1) interest lost on cash paid for share repurchases or paid directly to Roosevelt shareholders as consideration; and 2) interest on $650 million of senior debt, subordinated debt and redeemable preferred securities issued in 1997 largely to finance the Roosevelt acquisition, offset by interest earned on funds not utilized in the acquisition.

                                     (THOUSANDS EXCEPT PER SHARE DATA)

                                         FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30, 1997
                                     ---------------------------------
Net interest income                               $849,323
Other income                                       292,549
Net income                                         100,854
Basic earnings per share                               .69

In the third quarter of 1998, the Corporation consummated its acquisitions of:
1) Financial Services Corporation of the Midwest ("FSCM"), headquartered in Rock Island, Illinois; 2) Iowa City-based First Financial Bancorporation ("First Financial"); and 3) Bruno, Stolze & Company, Inc. ("Bruno Stolze"), a St. Louis-based discount brokerage company. The acquisitions of FSCM and First Financial were accounted for as poolings-of-interests. However, due to their immateriality the Corporation did not restate its financial statements. The Bruno Stolze acquisition was accounted for under the purchase method of accounting.

NOTE E

COMPREHENSIVE INCOME

Comprehensive income as defined by FAS 130 is as follows:

                                                                               (THOUSANDS)
                                                                   THIRD QUARTER          NINE MONTHS
                                                                  1998       1997       1998       1997
                                                                  ----       ----       ----       ----
Net income                                                      $ 63,144    $13,356   $285,150   $141,423
Other comprehensive income before tax:
    Holding gains on available-for-sale securities                61,172     20,951     75,749     22,193
    Less: Reclassification adjustment for securities gains
      included in net income above                                (2,297)    (2,131)    (9,584)    (5,248)
                                                                --------    -------   --------   --------
    Other Comprehensive Income Before Tax                         58,875     18,820     66,165     16,945
Income Taxes Related to Other Comprehensive Income               (20,606)    (6,587)   (23,158)    (5,931)
                                                                --------    -------   --------   --------
    Other Comprehensive Income Net of Tax                         38,269     12,233     43,007     11,014
                                                                --------    -------   --------   --------
    COMPREHENSIVE INCOME                                        $101,413    $25,589   $328,157   $152,437
                                                                ========    =======   ========   ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

-----------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 1
HIGHLIGHTS<F1>

                                                                THIRD QUARTER                           NINE MONTHS
($ IN THOUSANDS EXCEPT PER SHARE DATA)                 1998         1997        CHANGE        1998         1997        CHANGE
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
    Diluted earnings per share                             $.41         $.09          --%        $1.84        $1.01        82.2%
    Basic earnings per share                                .41          .09          --          1.87         1.03        81.6
    Dividends declared                                      .31          .287        8.0           .93          .861        8.0
    Book value at September 30                            19.45        18.18         7.0         19.45        18.18         7.0
    Market price at September 30                         48 3/8       50 3/4        (4.7)       48 3/8       50 3/4        (4.7)
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS AND SELECTED RATIOS
EXCLUDING NONRECURRING AMOUNTS<F2>
    Adjusted net income                                $110,506     $103,307         7.0%     $332,512     $273,800        21.4%
    Adjusted diluted earnings per share                     .71          .68         4.4          2.15         1.96         9.7
    Adjusted basic earnings per share                       .72          .70         2.9          2.19         2.00         9.5
    Return on assets                                       1.29%        1.25%                     1.29%        1.32%
    Return on equity                                      14.84        14.94                     15.24        15.30
    Efficiency ratio                                      56.56        54.83                     55.58        54.69
    Other expense to average assets                        2.59         2.66                      2.59         2.87
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS<F3>
    Taxable-equivalent net interest income             $276,985     $288,199        (3.9)%    $833,434     $786,290         6.0%
    Tax-equivalent adjustment                             3,906        4,477       (12.8)       12,332       13,760       (10.4)
    Net interest income                                 273,079      283,722        (3.8)      821,102      772,530         6.3
    Provision for possible loan losses                   23,871       29,209       (18.3)       39,752       78,728       (49.5)
    Other income                                        161,839      112,344        44.1       413,541      305,123        35.5
    Other expense                                       311,152      339,167        (8.3)      756,416      768,257        (1.5)
    Income taxes                                         36,751       14,334          --       153,325       89,245        71.8
    Net income                                           63,144       13,356          --       285,150      141,423          --
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA<F3>
    Return on assets                                        .74%         .16%                     1.10%         .68%
    Return on equity                                       8.48         1.93                     13.07         7.90
    Efficiency ratio                                      70.91        84.68                     60.66        70.39
    Other expense to average assets                        3.63         4.11                      2.93         3.69

    Net interest rate margin                               3.51         3.79                      3.56         4.13

    Tangible equity to tangible assets                                                            6.70         5.72
    Equity to assets                                                                              8.84         8.15
    Tier I capital to risk-adjusted assets                                                        9.87         9.35
    Total capital to risk-adjusted assets                                                        12.75        12.56
    Leverage                                                                                      7.12         6.30

    Reserve for possible loan losses to
      outstanding loans                                                                           1.40         1.35
    Reserve for possible loan losses to
      non-performing loans                                                                      231.98       217.65
    Non-performing loans to outstanding loans                                                      .61          .62

    Banks                                                                                           20           37
    Banking offices                                                                                628          666
    Full-time equivalent employees                                                              10,919       10,905
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
    Total assets                                    $34,260,343  $33,030,120         3.7%  $34,414,208  $27,749,161        24.0%
    Earning assets                                   31,275,935   30,208,065         3.5    31,344,274   25,478,078        23.0
    Loans and leases                                 21,673,393   21,587,546          .4    21,690,744   18,621,892        16.5
    Deposits                                         24,371,409   24,788,328        (1.7)   24,793,816   21,452,650        15.6
    Shareholders' equity                              2,979,246    2,766,664         7.7     2,909,216    2,385,789        21.9
-----------------------------------------------------------------------------------------------------------------------------------

<F1> All previously reported financial information has been restated to reflect the July 1, 1998 mergers with Firstbank of Illinois Co. and CBT
     Corporation, which were accounted for as poolings-of-interests.
<F2> Nonrecurring amounts reduced net income in the first nine months of 1998 and 1997 by $47,362,000 and $132,377,000, respectively.
<F3> Includes nonrecurring amounts noted in (2) above.
-----------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY

   Net income for Mercantile Bancorporation Inc. ("Mercantile" or
   "Corporation") was $63,144,000 in the third quarter of 1998 versus $13,356,000 in the same period of 1997. Basic and diluted earnings per share was $.41 compared with $.09 in the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $285,150,000 compared with $141,423,000 last year, and the corresponding diluted earnings per share figures were $1.84 and $1.01, respectively.

   The comparison of operating results from 1997 to 1998 is significantly affected by several factors. The Corporation recorded one-time after-tax acquisition costs of $76,783,000 ($.49 per share) in the third quarter of 1998. Additionally, in the third quarter the Corporation recorded a gain on the required divestiture of the two Missouri banks owned by Firstbank of Illinois Co. ("Firstbank"). The sale of these banks, which had total assets of approximately $300 million, resulted in an after-tax gain of $.19 per share. Thus the one-time acquisition costs net of the sale proceeds was $.30 per share in the third quarter of 1998.

   In 1997, similar expense was recorded for Roosevelt Financial Group, Inc. ("Roosevelt") in the third quarter of 1997 and for both Mark Twain Bancshares, Inc. ("Mark Twain") and Regional Bancshares, Inc. in the second quarter of 1997. Another one-time expense resulted in a pre-tax charge to earnings of $50,000,000 in the third quarter of 1997, as the Corporation sold $405 million in former co-branded credit card receivables to Direct Merchants Credit Card Bank, N.A. at a discount.

   Exhibit 2 presents third quarter and year-to-date 1997 and 1998 results adjusted to exclude such nonrecurring amounts, and as shown, year-to-date adjusted diluted earnings per share was $2.15 in 1998, up 9.7% from the 1997 comparable figure of $1.96. For the third quarter of 1998, the adjusted figure was $.71, up 4.4% from the 1997 comparable per share amount.

-------------------------------------------------------------------------------

EXHIBIT 2
ADJUSTED RESULTS

                                                DILUTED
                               NET INCOME      EARNINGS         RETURN ON
                              (THOUSANDS)      PER SHARE         ASSETS
                              -----------      ---------        ---------
THIRD QUARTER ENDED
  SEPTEMBER 30, 1998:
Reported                        $ 63,144         $ .41             .74%
Acquisition expenses              76,783           .49             .89
Gain on sale of
  subsidiaries                   (29,421)         (.19)           (.34)
                                --------         -----            ----
Adjusted                        $110,506         $ .71            1.29%
                                ========         =====            ====
NINE MONTHS ENDED
  SEPTEMBER 30, 1998:
Reported                        $285,150         $1.84            1.10%
Acquisition expenses              76,783           .50             .30
Gain on sale of
  subsidiaries                   (29,421)         (.19)           (.11)
                                --------         -----            ----
Adjusted                        $332,512         $2.15            1.29%
                                ========         =====            ====
THIRD QUARTER ENDED
  SEPTEMBER 30, 1997:
Reported                        $ 13,356         $ .09             .16%
Acquisition expenses              57,451           .38             .70
Loss on sale of credit card
  loans                           32,500           .21             .39
                                --------         -----            ----
Adjusted                        $103,307         $ .68            1.25%
                                ========         =====            ====
NINE MONTHS ENDED
  SEPTEMBER 30, 1997:
Reported                        $141,423         $1.01             .68%
Acquisition expenses              99,877           .72             .48
Loss on sale of credit card
  loans                           32,500           .23             .16
                                --------         -----            ----
Adjusted                        $273,800         $1.96            1.32%
                                ========         =====            ====
-------------------------------------------------------------------------------

   The Corporation believes it is significant to disclose cash based earnings, which excludes intangible asset amortization, because it is more indicative of cash flows, and thus, the Corporation's ability to support growth and pay dividends. Mercantile added $608 million of goodwill to its balance sheet in conjunction with the purchase of Roosevelt on July 1, 1997. Intangible asset amortization for the first nine months of 1998 was $43,369,000 compared with $25,180,000 for the same 1997 period. Third quarter 1998 cash based adjusted diluted earnings per share was $.80, up 2.6% from the $.78 earned in 1997. See Exhibit 3 for other cash based performance ratios.

-----------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 3
CASH BASED EARNINGS
($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                        THIRD QUARTER                       NINE MONTHS
                                                                 1998       1997         CHANGE     1998       1997         CHANGE
                                                                 ----       ----         ------     ----       ----         ------
Adjusted Net Income                                            $110,506   $103,307         7.0%   $332,512   $273,800        21.4%
Add Back:
  Goodwill amortization                                          13,700     13,876        (1.3)     41,503     20,884        98.7
  Other intangible asset amortization                               611      1,400       (56.4)      1,866      4,296       (56.6)
                                                               --------   --------                --------   --------
    Total Intangible Asset Amortization                          14,311     15,276        (6.3)     43,369     25,180        72.2
Less:
  Tax effect                                                       (221)      (461)      (52.1)       (673)    (1,410)      (52.3)
                                                               --------   --------                --------   --------
CASH BASED ADJUSTED NET INCOME                                 $124,596   $118,122         5.5    $375,208   $297,570        26.1
                                                               ========   ========                ========   ========
CASH BASED ADJUSTED DILUTED EARNINGS PER SHARE                     $.80       $.78         2.6       $2.43      $2.13        14.1

CASH BASED ADJUSTED PERFORMANCE RATIOS
  Return on tangible assets                                        1.49%      1.47%                   1.49%      1.45%
  Return on tangible equity                                       22.91      24.90                   23.93      20.34
  Efficiency ratio                                                52.91      51.02                   51.96      52.38
  Other expense to average tangible assets                         2.48       2.54                    2.48       2.79
-----------------------------------------------------------------------------------------------------------------------------------


   Exhibit 4 details acquisitions completed during 1997 and 1998. On July 1, 1998, Mercantile completed the acquisition of CBT Corporation ("CBT") of Paducah, Kentucky, a bank holding company with assets totaling $1.0 billion. The merger was accounted for as a pooling-of-interests. Also on July 1, 1998, Mercantile completed the acquisition of Firstbank, a $2.3 billion-asset bank holding company headquartered in Springfield, Illinois. This merger was also accounted for as a pooling-of-interests. Mercantile converted the banks in the Firstbank group to its operating systems on September 18, 1998. At that time, nine offices in Illinois located in the St. Louis metropolitan area joined Mercantile Bank N.A. and the remaining banks became part of Mercantile Bank of Illinois. All prior period financial results have been restated to reflect the poolings with CBT and Firstbank.

-----------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 4
ACQUISITIONS
($ IN THOUSANDS)

                                                                                                CONSIDERATION
                                                                                              -----------------
                                                                                                         GROSS      ACCOUNTING
                                                         DATE         ASSETS     DEPOSITS     CASH       SHARES       METHOD
                                                         ----         ------     --------     ----       ------     ----------
BANK ACQUISITIONS COMPLETED
First Financial Bancorporation                      Sept. 28, 1998  $  558,483  $  477,573   $     --   3,139,069  Pooling<F1>
Financial Services Corporation of the Midwest       Aug. 3, 1998       514,051     414,350          4   2,071,448  Pooling<F1>
CBT Corporation                                     July 1, 1998     1,006,384     695,923         34   5,123,214  Pooling
Firstbank of Illinois Co.                           July 1, 1998     2,285,146   1,969,600         64  13,352,641  Pooling
HomeCorp, Inc.                                      Mar. 2, 1998       335,137     309,157         14     854,760  Pooling<F1>
Horizon Bancorp, Inc.                               Feb. 2, 1998       536,507     454,230          2   2,549,970  Pooling<F1>
Roosevelt Financial Group, Inc.                     July 1, 1997     7,251,985   5,317,514    374,477  18,948,884  Purchase
Mark Twain Bancshares, Inc.                         Apr. 25, 1997    3,227,972   2,519,474         73  24,088,713  Pooling
Regional Bancshares, Inc.                           Mar. 5, 1997       171,979     135,954     12,300     900,625  Purchase

NONBANK ACQUISITION COMPLETED
Bruno, Stolze & Company, Inc.                       Sept. 30, 1998                            <F2>        <F2>     Purchase

<F1> The Corporation's historical financial statements were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of Mercantile.

<F2> Terms of the transaction not disclosed.
-----------------------------------------------------------------------------------------------------------------------------------

   On August 3, 1998, Mercantile acquired Financial Services Corporation of the Midwest, a $514 million one-bank holding company headquartered in Rock Island, Illinois. The company's subsidiary bank, The Rock Island Bank N.A. has the leading market share position in Rock Island County, which forms the eastern half of the Quad Cities metropolitan area. On September 28, 1998, the Corporation completed its acquisition of First Financial Bancorporation, headquartered in Iowa City, Iowa. First Financial is the $558 million one-bank holding company for First National Bank Iowa, which operates in ten locations in the Iowa City / Cedar Rapids corridor. Both of these banks will be merged into Mercantile banks in November 1998 and their systems will be converted at the same time. These acquisitions meet the requirements for treatment as poolings-of-interests; however, due to the immateriality of their financial condition and results of operations to that of Mercantile, the historical financial statements of the Corporation were not restated. Finally, on September 30, 1998, Mercantile announced the completion of the acquisition of St. Louis-based Bruno, Stolze & Company, Inc., by Mercantile Investment Services, Inc., the Corporation's broker-dealer subsidiary. This acquisition accelerates Mercantile's expansion into the fast-growing discount brokerage business. There are currently no acquisitions pending.

   Mercantile's acquisition of Roosevelt on July 1, 1997 was accounted for as a purchase. Thus, historical financial statements were not restated and Roosevelt's results of operations are included in Mercantile's financial results only from July 1, 1997 forward. This accounting makes year-to-date 1997 and 1998 comparisons somewhat difficult.

   Net interest income was up 6.3% to $821,102,000 for the first nine months of 1998 yet decreased 3.8% to $273,079,000 for the third quarter of 1998 when compared with the third quarter of 1997. The net interest rate margin stabilized at 3.51% this quarter compared with 3.53% in the second quarter of 1998 and 3.79% for the third quarter of 1997, while the year-to-date margin was 3.56% compared with 4.13% last year. The third quarter 1997 acquisition of Roosevelt, continued competitive pricing for both loans and deposits, accelerated mortgage asset refinancings and prepayments, the flat yield curve, and the divestiture of selected credit card portfolios significantly impacted the Corporation's mix of earning assets and costing sources of funds, and thus lowered the rate margin. Average earning assets for the first three quarters of 1998 of $31.3 billion were 23.0% higher than the $25.5 billion reported last year, as average loan volume increased by 16.5%.

   For the first nine months of 1998, other income was $413,541,000, an increase of $108,418,000 or 35.5% from last year. Included in 1998 other income was a $48,051,000 gain on the sale of two Firstbank subsidiaries that were divested due to state restrictions on deposit concentration and $1,649,000 in securities losses due to portfolio restructurings of several recently acquired banks. Additionally, Mercantile recorded a $23,155,000 pre-tax gain on the sale of mortgage servicing rights in the first quarter of 1998. Excluding these items non-interest income grew by 12.7% in 1998.

   Adjusted third quarter non-interest expenses were $221,960,000 compared with $219,637,000 last year, an increase of 1.1%. Excluding the one-time adjustments, year-to-date operating expenses were up by 11.8%, due largely to the inclusion of Roosevelt in three quarters of 1998 but only one quarter of 1997 through September 30.

   The Corporation is committed to reducing its cost base and has engaged a consultant to assist it in its analysis of this issue. Certain one-time charges will be incurred in this restructuring effort. At a minimum, a $15,000,000 charge relating to staff rightsizing will be taken in the fourth quarter of 1998. Significant additional charges resulting from centralization and branch closings, consolidation of back office functions and possible further staff rightsizing may be taken in the fourth quarter as well, following completion by the Corporation of such analysis.

   The provision for possible loan losses for the third quarter of 1998 was $23,871,000 compared with $29,209,000 the prior year, and was $39,752,000 for the first nine months of 1998 compared with $78,728,000 in 1997. The provision in 1998 and 1997 included $19,600,000 and $20,340,000, respectively, in acquisition-related expense. Net charge-offs were $30,703,000 versus $70,584,000 last year, and on an annualized basis were .19% of average loans compared with .51% last year. The lower provision and charge-offs were primarily due to the decrease in average credit card loans, which was caused by the sale of non-strategic credit card receivables in the third quarter of 1997 and first quarter of 1998. Partially offsetting this decrease was $5,600,000 of charge-offs in the third quarter of 1998 related to recently acquired banks. At September 30, 1998, the reserve for possible loan losses was $308,869,000 and provided coverage of 231.98% of non-performing loans compared with 241.91% at year-end and 217.65% last September 30.

   Non-performing loans (i.e., non-accrual and renegotiated loans) as of September 30, 1998 were $133,145,000 or .61% of total loans compared with $120,765,000 or .55% at June 30, 1998 and $131,422,000 or .62% at September
   30, 1997. Foreclosed assets totaled $16,276,000 at September 30, 1998 compared with $23,293,000 at June 30, 1998 and $21,203,000 last September 30.

   Consolidated assets of $34.6 billion were up 4.4% from a year ago. Total deposits decreased by .5% to $24.5 billion, loans were $22.0 billion, up 3.9% from last year, and shareholders' equity of $3.1 billion was 13.3% higher than at September 30, 1997. All measures of capital adequacy remained adequate. Tier I capital to risk-adjusted assets was 9.87% while total capital to risk-adjusted assets at September 30, 1998 was 12.75%.

   The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial position of the Corporation for the third quarter and first nine months of 1998.

NET INTEREST INCOME

   Net interest income for the third quarter of 1998 was $273,079,000, a 3.8% decrease from the $283,722,000 earned last year, and for the first nine months of 1998 was $821,102,000, 6.3% higher than last year. For the quarter, the net interest rate margin was 3.51% compared with 3.79% last year, and the year-to-date margin was 3.56% compared with 4.13% last year. The acquisition of Roosevelt caused a significant shift in the mix of earning assets and funding sources. These shifts, combined with the cost of debt issued to acquire Roosevelt and the sale of the former co-branded credit card portfolio, resulted in an estimated 60-basis-point decline in the net interest rate margin during the second half of 1997. The third quarter and year-to-date 1998 net interest rate margins dropped further due to competitive pressures on both deposit and loan pricing, accelerated mortgage asset prepayments and refinancings, the flat yield curve, and the divestiture of selected portions of the Corporation's remaining credit card portfolio. It is possible that margins could continue to decline in the fourth quarter and 1999 for these same reasons.


   Average earning assets for the first nine months of 1998 grew by $5.9 billion or 23.0% when compared with 1997, and average loans grew by $3.1 billion or 16.5%. This growth was funded by an increase of $3.0 billion or 15.7% in average core deposits, a $291 million increase in purchased deposits, a $770 million increase in short-term borrowed funds and $650 million of long-term debt issued in the first half of 1997. The net result of these funding changes likewise caused a reduction in the rate margin.

-------------------------------------------------------------------------------

EXHIBIT 5
LOANS AND LEASES
($ IN THOUSANDS)

                                      SEPTEMBER 30
                                   1998         1997          CHANGE
                                   ----         ----          ------
Commercial                      $ 5,654,349  $ 4,789,208       18.1%
Real estate--commercial           3,902,864    3,530,393       10.6
Real estate--construction           813,529      714,861       13.8
Real estate--residential
  mortgage                        8,239,045    8,793,386       (6.3)
Real estate--home equity
  credit loans                      540,294      581,300       (7.1)
Consumer                          2,819,513    2,477,695       13.8
Credit card loans issued            431,850      695,178      (37.9)
Securitized credit card loans      (400,000)    (400,000)        --
                                -----------  -----------
  Total Loans and Leases        $22,001,444  $21,182,021        3.9
                                ===========  ===========
-------------------------------------------------------------------------------

   Investment securities averaged $9.1 billion in the first nine months of 1998, and increased by 42.1% from 1997. Roosevelt increased investment securities by approximately $2.7 billion. The held-to-maturity and available-for-sale portfolios as of September 30, 1998 consisted of 67.56% in U.S. and other government agency securities, including 33.52% in mortgage-related issues, 5.24% in state and municipal securities, and 27.20% of other miscellaneous securities. The comparable distribution at September 30, 1997 was 62.96%, 27.17%, 6.95% and 30.09%, respectively. State and municipal securities decreased from $555 million at September 30, 1997 to $481 million this year due to paydowns and the lack of attractive reinvestment opportunities. Miscellaneous securities are largely privately issued mortgage-backed securities and collateralized mortgage obligations. Total investment securities declined on average by 2.4% from the second to the third quarter of 1998 due to paydowns on mortgage securities, sales from portfolio restructurings and the lack of reinvestment opportunities.

   Year-to-date average commercial loans increased by $648 million or 13.5%, while average commercial real estate mortgage loans increased by $186 million or 5.4% and construction loans increased by $96 million or 15.1%.

   Year-to-date average residential real estate mortgage loans increased by $2.4 billion or 38.9%. The Roosevelt acquisition added approximately $3.9 billion in volume on July 1, 1997, thereby more than accounting for this loan growth. Quarterly average residential mortgage loans declined however for the third consecutive quarter. These declines resulted from both prepayments and customer refinancings to fixed-rate residential mortgage loans that Mercantile generally sells. Home equity credit loans averaged $559 million in the first nine months of 1998, a 15.2% increase over the prior year, again reflecting the impact of the Roosevelt acquisition. Home equity credit loans likewise have declined for three consecutive quarters for the same reasons.

   Consumer loans increased on average by $283 million or 11.9% over the first nine months of 1997. Over 40% of the growth was in the indirect loan portfolio of Mercantile Bank N.A. Average credit card loans were down $591 million or 78.5% in 1998. The largest part of the decline was due to the sale of $405 million in loans related to co-branded cards on September 25, 1997. Prior to that date, the Corporation had managed to a $224 million decline due to more aggressive risk-based pricing of the cards, as well as transferring $123 million of loans to the investment portfolio as required by FAS 125. Partially offsetting the sale, the managed decline and the FAS 125 transfer was the addition of $112 million in Roosevelt credit card loans on July 1, 1997; the out-of-territory Roosevelt credit card loans were subsequently sold in March 1998.

   Average core deposits increased by $3.0 billion or 15.7% in the first nine months of 1998. At September 30, 1998, Mercantile was substantially core funded at 90.70% of total deposits and 70.34% of earning assets. As anticipated, Mercantile has experienced certificate of deposit run-off from former Roosevelt depositors, largely due to changed pricing policies and intense competition in major markets. Additionally, the low rate environment in 1998 has not made certificates of deposit attractive to certain customers, thereby causing further deposit run-off. Changes in average core deposits for the past seven quarters are shown in the Consolidated Quarterly Average Balance Sheet on pages 25 and 26 of this report.

   Average non-interest bearing deposits increased by $516 million or 15.5% over the first nine months of 1997. Some of the growth occurred due to the Roosevelt acquisition and part of the remaining growth came from the U.S. Government, a significant cash management customer of Mercantile Bank N.A. that pays for services rendered via compensating balances. These average balances have increased from $691 million in the first nine months of 1997 to $752 million in 1998. Partially offsetting this increase was growth of $170 million in cash and due from banks; this growth was minimized by both float and reserve reduction efforts.

   Year-to-date average interest bearing demand, savings, money market accounts and consumer time certificates under $100,000 increased by 6.1%, 20.5%, 18.6% and 17.8%, respectively, largely due to the Roosevelt acquisition. Roosevelt had a greater percentage of consumer time certificates in its total core deposits, and as a result, Mercantile's year-to-date average of consumer time certificates to total core deposits increased to 42.98% from 42.20% in 1997, even though certificates of deposit continued to decline.

   Average short-term borrowings increased by $770 million or 28.9% over the first nine months of 1997; this increase funded earning asset growth and replaced the decline in bank notes outstanding. In the second quarter of 1998, Mercantile established a $3.0 billion bank note offering program that is now an available funding source to the five largest affiliate banks, however, no funding was outstanding from the new bank note program as of September 30, 1998. Year-to-date average long-term debt increased by $2.1 billion. The increase was due to long-term FHLB advances acquired in the Roosevelt transaction and subsequent borrowings incurred to lower wholesale borrowing costs and improve liquidity. In addition, long-term debt was issued by the Corporation in the first half of 1997 to fund the acquisition of Roosevelt. Average shareholders' equity increased by $523 million or 21.9%, due to net earnings retained, shares issued in acquisitions and a favorable adjustment in the fair value of available-for-sale securities.

   The factors discussed above are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on pages 25 and 26.

OTHER INCOME

   Non-interest income increased 44.1% during the third quarter of 1998 to $161,839,000, and for the nine months was $413,541,000 compared with $305,123,000 a year ago, an improvement of 35.5%. In September 1998, Firstbank divested its two Missouri banks due to state restrictions on deposit concentrations. These banks had total assets of approximately $300 million. A pre-tax gain of $48,051,000 was recorded in the third quarter of 1998. Additionally, Mercantile recorded a $23,155,000 gain on the sale of mortgage servicing rights in the first quarter of 1998. Excluding these two items, other income for the nine months ended September 30, 1998 was 12.2% higher than in the year-earlier period.

   Deposit service charges were the largest source of non-interest income in 1998, and were $87,815,000 compared with $79,941,000 during 1997, an increase of 9.8%. For the quarter, service charge revenue was up 2.4% from a year ago. The increase was generated by additional deposits and fees from acquired customer bases, partially offset by attrition.

   Trust fees were the second largest source of non-interest income in 1998, and for the nine months of 1998 were $84,386,000 compared with $77,535,000 during 1997, an increase of 8.8%. Personal trust fees earned by Mercantile Trust Company N.A. were the largest source of trust revenue and increased slightly from last year. Income from Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, rose by 17.1%. Mississippi Valley Advisors Inc. manages 17 proprietary mutual funds--the ARCH funds, which had assets of $4.1 billion at September 30, 1998 compared with $3.5 billion last year. Quarterly trust fees grew only by 2.1% over 1997 due to less favorable market conditions. Increases in the value of assets managed and successful new business development efforts accounted for the year-to-date growth in trust fees. Partially offsetting these increases was the reduction in trust fees caused by the sales of Mercantile's document custody business and Mark Twain's corporate trust division.

-----------------------------------------------------------------------------------------------------------------------------------
EXHIBIT 6
OTHER INCOME
($ IN THOUSANDS)

                                                                        THIRD QUARTER                       NINE MONTHS
                                                                 1998       1997        CHANGE      1998       1997        CHANGE
                                                                 ----       ----        ------      ----       ----        ------
Trust                                                          $ 27,442   $ 26,888         2.1%   $ 84,386   $ 77,535         8.8%
Service charges                                                  30,498     29,770         2.4      87,815     79,941         9.8
Retail brokerage revenue                                          4,624      5,130        (9.9)     14,818      8,916        66.2
Other investment banking                                          5,136      5,707       (10.0)     15,834     19,105       (17.1)
Mortgage banking                                                  6,149      7,819       (21.4)     21,051     14,691        43.3
Gain on sale of mortgage servicing rights                            --         --          --      23,155         --          --
Credit card fees                                                  3,045      5,836       (47.8)      9,128     16,927       (46.1)
Securitization revenue                                            5,775      3,357        72.0      14,818     15,374        (3.6)
Securities gains                                                  2,297      2,131         7.8       9,584      5,248        82.6
Gain on sale of subsidiaries                                     48,051         --          --      48,051         --          --
Miscellaneous                                                    28,822     25,706        12.1      84,901     67,386        26.0
                                                               --------   --------                --------   --------
    Total Other Income                                         $161,839   $112,344        44.1    $413,541   $305,123        35.5
                                                               ========   ========                ========   ========
-----------------------------------------------------------------------------------------------------------------------------------

   In January 1998, the Corporation sold $1.9 billion in loan servicing which reduced originated mortgage servicing assets by approximately $3.2 million. A pre-tax gain of $23,155,000 was recognized in the first quarter of 1998. This sale was consistent with the Corporation's goals to "right size" the servicing portfolio as all Mercantile servicing operations were consolidated in Nevada, Missouri. The sale also lowered the prepayment risk associated with the servicing portfolio and helped to fund the Corporation's systems cost to become Year 2000 compliant. All other mortgage banking income was $21,051,000 in the first nine months of 1998 versus $14,691,000 the prior year. The growth was attributable to Roosevelt's servicing volume and the higher than expected level of refinancing activity in 1998. Mortgages serviced totaled $11.4 billion at September 30, 1998 compared with $13.9 billion at September 30, 1997. Total originated and purchased mortgage servicing rights on the balance sheet at September 30, 1998 totaled $48 million. The Corporation recorded a $2,700,000 valuation reserve on purchased mortgage servicing rights in the third quarter of 1998 due to accelerated refinancing activity. In this current low interest rate environment, the value of servicing rights will be carefully monitored in future quarters.

   Year-to-date retail brokerage revenue was $14,818,000 compared with $8,916,000 last year. Roosevelt's customer base had a positive impact on this source of revenue. Comparative third quarter revenue was down by $506,000 or 9.9% due to unfavorable market conditions in 1998. Other investment banking income for the first nine months of 1998 was 17.1% lower than last year due to lower levels of activity in institutional fixed income sales and the exit from the international currency bond business.

   For the first nine months and third quarter of 1998, credit card income was significantly less than the comparable 1997 periods. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders and cardholders' miscellaneous fees. The two aforementioned portfolio sales largely accounted for the decline in credit card income.

   Securitization revenue for the first nine months of 1998 was $14,818,000 compared with $15,374,000 last year, and represents amounts accruing to Mercantile on the $400 million in credit card loans securitized in the Mercantile Credit Card Master Trust during May 1995, as well as $2,200,000 recognized in 1997 under FAS 125 for investor certificate loans that were sold and reclassified to the investment portfolio. Excluding that one-time accounting gain, securitization revenue increased by $1,644,000 or 12.5%. For securitized loans, amounts that would otherwise have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue.

   Year-to-date miscellaneous income of $84,901,000 was 26.0% higher than in 1997. The corporate trust business of Mark Twain was sold in the first quarter of 1998 at a $2,002,000 gain. Mercantile had previously sold its comparable corporate trust business during 1996. The Corporation also sold the out-of-market Roosevelt credit card portfolio in the first quarter of 1998 at a gain of $2,658,000. Excluding these two 1998 gains and the 1997 gain of $2,300,000 on the sale of Mark Twain's merchant credit card processing business, year-to-date miscellaneous income increased by 23.3% over 1997. Credit life and other insurance product sales, loan syndication fees, operating lease income, and ATM, official check and debit card fees accounted for the increase. Net securities gains of $9,584,000 were realized through September 30, 1998 on the restructuring of the available-for-sale investment portfolio compared with $5,248,000 in gains last year. Net securities gains in the third quarter of 1998, net of $1,649,000 in nonrecurring losses, totaled $2,297,000 versus $2,131,000 in 1997.

OTHER EXPENSE

   For the first nine months of 1998, expenses other than interest expense and the provision for possible loan losses were $756,416,000, a 1.5% decrease from the 1997 level. If the nonrecurring merger-related expenses of $89,192,000 in 1998 and $121,393,000 in 1997, and the $50,000,000 loss on the sale of the credit card portfolio in 1997 are excluded, adjusted other expense increased by $70,360,000 or 11.8% over 1997. The adjusted efficiency ratio was 55.58% compared with 54.69% in 1997 while the operating expense to average asset ratio improved to 2.59% from 2.87%.

   Year-to-date salary expenses increased by $31,772,000 or 11.3% from last year. The impact of Roosevelt on salaries for the first nine months of 1998 was estimated to be $12,000,000. Additionally, temporary help salaries rose by $9,333,000 and were primarily utilized in operations, mortgage banking and in the Year 2000 effort. The decline in year-to-date 1998 employee benefit expense was due largely to the Corporation's decision to modify its defined benefit pension plan to a cash balance plan, cost-effective changes to 401(k) and employee welfare plans, an increase in temporary help salaries for which few benefits are paid, and a general decline in the Corporation's stock price, which is the basis for certain employee benefit expenses.

   Occupancy and equipment costs through September 30, 1998 increased by 18.0% from the prior year, reflecting the costs of maintaining additional offices and a consistent program of upgrading systems and equipment to improve customer service and enhance employee efficiency. A new deposit system that has been installed throughout most of the Corporation also increased equipment expense in 1998 over 1997.

   Exhibit 7 details the composition of all other operating expenses. General increases reflect the impact of Roosevelt through September 30 in the Corporation's results for nine months of 1998 versus three months in 1997. Credit card expense declined by $3,672,000 or 45.8%, due primarily to the absence of the costs associated with the portfolios that were sold. Mercantile contributed $1,600,000 to its charitable foundation in the first quarter of 1998, which increased miscellaneous expense. Additionally, there was $559,000 in foreclosure expense in the first nine months of 1998 compared with recoveries related to foreclosed property of $5,490,000 in 1997.

----------------------------------------------------------------------------------------------------------------------------------
EXHIBIT 7
OTHER EXPENSE
($ IN THOUSANDS)

                                                                        THIRD QUARTER                       NINE MONTHS
                                                                 1998       1997        CHANGE      1998       1997        CHANGE
                                                                 ----       ----        ------      ----       ----        ------
Salaries                                                       $106,007   $101,728         4.2%   $312,385   $280,613        11.3%
Employee benefits                                                18,148     22,800       (20.4)     58,727     64,595        (9.1)
                                                               --------   --------                --------   --------
    Total Personnel Expense                                     124,155    124,528         (.3)    371,112    345,208         7.5
Net occupancy                                                    17,448     17,018         2.5      49,647     45,373         9.4
Equipment                                                        21,160     18,307        15.6      63,273     50,318        25.7
Postage and freight                                               6,918      6,827         1.3      20,798     20,030         3.8
Marketing/business development                                    4,283      5,085       (15.8)     12,906     13,013         (.8)
Office supplies                                                   4,371      4,153         5.2      13,060     11,775        10.9
Communications                                                    4,816      4,758         1.2      14,084     12,204        15.4
Data processing                                                   4,040      4,751       (15.0)     13,471     14,241        (5.4)
Legal and professional                                            3,806      3,300        15.3      11,741     10,343        13.5
Credit card                                                       1,276      3,194       (60.1)      4,353      8,025       (45.8)
FDIC insurance                                                    1,382      1,050        31.6       4,204      2,692        56.2
Foreclosed property expense (recoveries)                            647     (1,296)         --         559     (5,490)         --
Miscellaneous                                                    13,347     12,686         5.2      44,647     43,952         1.6
                                                               --------   --------                --------   --------
    Adjusted Other Expense Before Intangible Asset
      Amortization                                              207,649    204,361         1.6     623,855    571,684         9.1
Intangible asset amortization                                    14,311     15,276        (6.3)     43,369     25,180        72.2
                                                               --------   --------                --------   --------
    Adjusted Other Expense                                      221,960    219,637         1.1     667,224    596,864        11.8
Nonrecurring merger-related expense                              89,192     69,530       (28.3)     89,192    121,393       (26.5)
Loss on sale of credit card loans                                    --     50,000          --          --     50,000          --
                                                               --------   --------                --------   --------
    Total Other Expense                                        $311,152   $339,167        (8.3)   $756,416   $768,257        (1.5)
                                                               ========   ========                ========   ========
----------------------------------------------------------------------------------------------------------------------------------

   Intangible asset amortization was $43,369,000 in the first nine months of 1998 compared with $25,180,000 in 1997. The increase was caused by additional amortization on goodwill recorded on 1997 purchase acquisitions that are being amortized using the straight-line method over 15 years.

   During 1997, Mercantile recorded adjustments related to the acquisitions of Roosevelt, Mark Twain and Regional Bancshares, Inc. These adjustments totaled $121,393,000 and were originally recorded as an accrued liability. Of that original liability, $102,541,000 has been utilized at September 30, 1998 and $18,852,000 remains to absorb future cash payments. These nonrecurring expenses included: 1) investment banking and other professional services; 2) change in control and severance payments; 3) contract penalties; 4) a loss incurred on the sale of unnecessary Roosevelt interest rate floors; 5) write-downs of duplicative branches and equipment held for sale to fair market value; 6) transition and duplicative costs related to systems, etc; and 7) other adjustments to conform the acquirees' accounting policies to those of Mercantile. Of the comparable $89,192,000 liability recorded in the third quarter of 1998 for this year's acquisitions, $31,347,000 has been utilized at September 30, 1998 and $57,845,000 remains to absorb future payments.

INCOME TAXES

   For the nine months ended September 30, 1998, the Corporation recorded income tax expense of $153,325,000 compared with 1997 expense of $89,245,000. Both years included tax benefits recorded on the nonrecurring charges. Excluding those benefits, the adjusted effective tax rate decreased to 33.61% in 1998 from 35.18% in 1997. The implementation of various business strategies that included the realignment of corporate entities consistent with the plan of reducing bank charters resulted in a $7,000,000 tax benefit in the second quarter of 1998 and an additional $8,000,000 benefit in the third quarter of 1998. A comparable tax benefit is expected to be recorded in the fourth quarter of 1998.

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for possible loan losses was $308,869,000 or 1.40% of loans outstanding at September 30, 1998 compared with $284,165,000 or 1.33% at year's end and 1.35% at September 30, 1997. Approximately 40% of the Corporation's total loan portfolio is invested in residential real estate loans for which the loan loss experience averaged only .03% for the past five years. If residential mortgages and its allocated reserve are excluded, the reserve represents 2.07% of outstanding loans at September 30, 1998. In addition, the Corporation does not engage in lending to emerging markets or invest in hedge funds.

   The year-to-date 1998 provision for possible loan losses was $39,752,000, which included a nonrecurring provision of $19,600,000 that was made largely to conform the credit policies of recently acquired entities to those of Mercantile. The provision for possible loan losses exceeded year-to-date 1998 net charge-offs of $30,703,000 by $9,049,000 or 29.5%. The annualized ratio of net charge-offs to average loans for the first nine months of 1998 declined to .19% from .51% last year. The lower 1998 charge-off ratio was due to improvement in overall credit quality and the decline in average credit card loans from portfolio sales in late 1997 and early 1998. Net charge-offs in the third quarter of 1998 included $5,600,000 related to recently acquired banks.

   Mercantile evaluates the reserves of all banks on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of those reserves. Management believes the consolidated reserve as of September 30, 1998 was adequate based on the risks identified at such date in the respective portfolios.

---------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 8
RESERVE FOR POSSIBLE LOAN LOSSES
($ IN THOUSANDS)

                                                                   THIRD QUARTER              NINE MONTHS
                                                                 1998         1997         1998         1997
                                                                 ----         ----         ----         ----
BEGINNING BALANCE                                                $292,795     $263,237     $284,165     $257,718

PROVISION<F*>                                                      23,871       29,209       39,752       78,728

Charge-offs                                                       (20,588)     (29,681)     (48,027)     (87,944)
Recoveries                                                          4,892        4,660       17,324       17,360
                                                                 --------     --------     --------     --------
    NET CHARGE-OFFS                                               (15,696)     (25,021)     (30,703)     (70,584)

Acquired Reserves                                                   7,899       18,617       15,655       20,180
                                                                 --------     --------     --------     --------
ENDING BALANCE                                                   $308,869     $286,042     $308,869     $286,042
                                                                 ========     ========     ========     ========
LOANS AND LEASES
    September 30 balance                                      $22,001,444  $21,182,021  $22,001,444  $21,182,021
                                                              ===========  ===========  ===========  ===========
    Average balance                                           $21,673,393  $21,587,546  $21,690,744  $18,621,892
                                                              ===========  ===========  ===========  ===========

RATIOS
    Reserve balance to outstanding loans                             1.40%        1.35%        1.40%        1.35%
    Reserve balance to non-performing loans                        231.98       217.65       231.98       217.65
    Net charge-offs to average loans                                  .29          .46          .19          .51

<F*>Includes nonrecurring provision of $19,600,000 and $20,340,000 in the first nine months of 1998 and 1997, respectively.
----------------------------------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS

   Non-performing loans (non-accrual and renegotiated loans) were $133,145,000 or .61% of total loans outstanding at September 30, 1998. By the Corporation's definition, all non-accrual and renegotiated commercial-related loans are considered impaired as defined by FAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by FAS 118. Impaired loans totaled $59,612,000 at September 30, 1998 and averaged $66,296,000 for the first nine months of 1998. Foreclosed assets at September 30, 1998 were $16,276,000. The ratio of non-performing loans and foreclosed assets to outstanding loans and foreclosed assets was .68% at September 30, 1998 compared with .66% at June 30, 1998 and .72% last year.

   Non-accrual loans increased by $10,502,000 from the June 30, 1998 level, largely reflecting the conforming of acquirees' accounting policies to those of Mercantile. Foreclosed property decreased by $7,017,000 from the prior quarter due to sales. As of September 30, 1998, Mercantile had only eight non-accrual loans with balances in excess of $1,000,000; the largest totaled $4,912,000. As significant, the Corporation held only one foreclosed asset with a book value in excess of $1,000,000. Over 40% of the Corporation's non-accrual loans are residential mortgage loans for which losses have averaged only .03% for the past five years.

   All loans classified as renegotiated were paying in accordance with their modified terms at September 30, 1998. Over one-half of the loans past due 90 days or more and still accruing interest consisted of consumer loans and residential real estate mortgage loans. Exhibit 9 details the composition of loans past due 90 days and over.

-----------------------------------------------------------------------------------

EXHIBIT 9
NON-PERFORMING ASSETS
($ IN THOUSANDS)

                                     SEPT. 30    DEC. 31   SEPT. 30
                                       1998       1997       1997
                                     --------    -------   --------
NON-ACCRUAL LOANS
  Commercial                         $ 26,888   $ 42,602   $ 47,964
  Real estate--commercial              28,232     18,362     20,881
  Real estate--construction             2,620      1,948      3,045
  Real estate--residential
    mortgage                           55,768     42,870     47,626
  Real estate--home equity
    credit loans                        1,799        228         66
  Consumer                             11,343      7,124      6,972
                                     --------   --------   --------
    Total Non-accrual Loans           126,650    113,134    126,554

RENEGOTIATED LOANS                      6,495      4,335      4,868
                                     --------   --------   --------
TOTAL NON-PERFORMING LOANS            133,145    117,469    131,422

FORECLOSED ASSETS
  Foreclosed real estate               12,717     16,869     17,810
  Other foreclosed assets               3,559      4,229      3,393
                                     --------   --------   --------
TOTAL FORECLOSED ASSETS                16,276     21,098     21,203
                                     --------   --------   --------
TOTAL NON-PERFORMING LOANS AND
  FORECLOSED ASSETS<F1>               149,421    138,567    152,625

Impaired investment securities         68,253     85,887     35,599
                                     --------   --------   --------
TOTAL NON-PERFORMING ASSETS          $217,674   $224,454   $188,224
                                     ========   ========   ========
PAST-DUE LOANS
  (90 DAYS OR MORE)<F2>
  Commercial                         $  8,722   $  5,656   $  5,284
  Real estate--commercial               4,195        467        572
  Real estate--construction               856         --         74
  Real estate--residential
    mortgage                            7,760      3,587      3,556
  Real estate--home equity
    credit loans                          576      1,856        712
  Consumer                              6,956      5,355      3,639
  Credit card                             418      5,411      5,788
                                     --------   --------   --------
    Total Past-due Loans             $ 29,483   $ 22,332   $ 19,625
                                     ========   ========   ========
RATIOS<F2>
  Non-performing loans to
    outstanding loans                     .61%       .55%       .62%
  Non-performing loans and
    foreclosed assets to
    outstanding loans and
    foreclosed assets                     .68        .65        .72
  Non-performing assets to
    total assets                          .63        .67        .57


<F1> Excludes insured FHA and government-guaranteed VA loans that were acquired primarily in the Roosevelt transaction and are contractually past due more than 90 days. Since these loans are fully insured or guaranteed for the payment of both principal and interest by the U.S. Government, the Corporation does not consider these loans to be non-performing assets, consistent with Roosevelt's past disclosure for these loans. The total of such insured or guaranteed loans was $28,836,000 at September 30, 1998, $37,677,000 at December 31, 1997, and $40,596,000 at September 30, 1997.

<F2> Past-due loans 90 days or more are not included in non-performing asset totals or ratios.
-----------------------------------------------------------------------------------

   The Corporation's impaired investment securities were primarily acquired in the Roosevelt transaction, and have decreased from June 30, 1998 by $5,656,000 due to paydowns. During 1998, impaired investment securities have declined by $17,634,000. Roosevelt owned pools of privately issued mortgage-backed securities. The current yield on the net book value of these impaired securities was 6.24% at September 30, 1998.

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

   At September 30, 1998, shareholders' equity was $3.1 billion, an increase of 13.3% from September 30, 1997. This increase was derived primarily from the four 1998 bank acquisitions accounted for as poolings without restatement and a $43,007,000 favorable FAS 115 adjustment, partially offset by dividends and share repurchases. As of September 30, 1998, the balance of the valuation on available-for-sale securities increased shareholders' equity by $71 million.

   In the first nine months of 1998, the Corporation repurchased 1,806,250 shares of its common stock via designated broker-dealers at an average cost of $55.20 per share. Only 28,125 shares were repurchased in each the second and third quarters of 1998 to match systematic pattern needs. The remaining 1,750,000 shares were purchased in the first quarter and have been reissued since then. As of September 30, 1998, Mercantile had only 76,443 treasury shares and none were tainted for pooling-of-interests accounting purposes.

   The Parent Company's double leverage ratio, which measures the extent to which the equity capital of its subsidiaries is supported by Parent Company debt rather than equity, improved to 122.83% at September 30, 1998 compared with 125.38% at year-end 1997. Intangible assets totaled $795 million at September 30, 1998 compared with $854 million a year ago. Intangible assets consisted primarily of $737 million in goodwill and $48 million in mortgage servicing rights. The decrease largely reflects the impact of the Roosevelt goodwill amortization for the past twelve months.

   The tangible equity to tangible assets ratio improved to 6.70% at September 30, 1998 from 5.72% at September 30, 1997, exceeding the 6.00% goal the Corporation established during the third quarter of 1997. Additionally, all regulatory capital ratios have improved since year-end 1997 and significantly exceed regulatory minimums.

   On August 11, 1998, the Board of Directors declared a quarterly cash dividend of $.31 per share of common stock. This dividend was paid October 1, 1998 to shareholders of record at the end of business September 10, 1998. Book value per common share was $19.45 at September 30, 1998 compared with $18.18 a year earlier, an increase of 7.0%. Exhibit 10 details significant capital ratios. Public debt ratings of the Corporation and Mercantile Bank N.A. are shown in Exhibit 11.

-------------------------------------------------------------------------------

EXHIBIT 10
RISK-BASED CAPITAL
($ IN MILLIONS)

                                      SEPT. 30      DEC. 31     SEPT. 30
                                        1998         1997         1997
                                      --------      -------     --------
Capital
  Tier I                              $ 2,383      $ 2,104      $ 2,028
  Total                                 3,079        2,779        2,725
Risk-adjusted assets                   24,147       22,373       21,696

Tier I capital to
  risk-adjusted assets                   9.87%        9.40%        9.35%
Total capital to
  risk-adjusted assets                  12.75        12.42        12.56

Leverage                                 7.12         6.52         6.30
Tangible equity to
  tangible assets                        6.70         5.92         5.72
Double leverage                        122.83       125.38       126.63
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------

EXHIBIT 11
DEBT RATINGS

                                                                                    SEPTEMBER 30, 1998
                                                                        -------------------------------------------
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

MERCANTILE BANK N.A.
  Bank notes (long-term/short-term)                                     A1/P-1                    A         A-/A-2
  6.375% subordinated notes, due 2004                                     A2          A           A-         BBB+
  9.000% mortgage-backed notes, due 1999                                  Aaa
  Certificates of deposit (long-term/short-term)                                                TBW-1       A-/A-2
  Letters of credit                                                                             TBW-1       A-/A-2
-------------------------------------------------------------------------------------------------------------------

YEAR 2000

   Financial institutions are particularly vulnerable to Year 2000 issues because of heavy reliance in the industry on electronic data processing and funds transfer systems. In 1996, the Corporation initiated a formal and centralized Year 2000 Program with the objective of addressing all aspects of the Year 2000 issue. All business units of the organization were brought into the Program through the creation of a Year 2000 Operational Task Force. A Program Manager, who provides monthly Year 2000 status reports to executive management and quarterly reports to the Board of Directors, was appointed.

   The Corporation has completed the assessment, analysis and planning phases of its Year 2000 Program and is well into the execution phase. A comprehensive Year 2000 Program Plan was developed and implemented in the third quarter of 1997. The Plan addresses both Information Technology ("IT") projects, such as insuring that data processing and data network applications are Year 2000 compliant, and non-IT projects, such as insuring that all building facilities and security systems having "embedded technology" will be operational when Year 2000 arrives. Of the projects identified, approximately 52% have been completed, and approximately 47% more are currently in progress. It is planned and expected that 97% of all identified projects will be completed by December 31, 1998.

   As part of its Plan, Mercantile identified those systems and business applications which are "mission critical," that is, systems and business applications which, if they failed, would render Mercantile incapable of performing core business processes. As of September 30, 1998, renovation of such identified mission-critical applications was estimated to be 93% complete. In fact, approximately 90% of all business applications already have been reintroduced to production, or are in testing. It is the goal of the Program to have all mission-critical applications renovated and substantially tested "2000 compliant" by no later than December 31, 1998.

   As a financial institution, Mercantile's Year 2000 efforts are subjected to regulation and monitoring by bank and bank holding company regulatory agencies. These agencies, under the auspices of the Federal Financial Institutions Examination Council ("FFIEC"), have established specific guidelines and interim deadlines for achieving Year 2000 compliance. Mercantile's Program has met all of the deadlines and complied with all guidelines to date, and fully intends and expects to continue to do so.

   In addition to Year 2000 compatibility of all Mercantile applications, Mercantile's Year 2000 program addresses third party Year 2000 issues. Mercantile has numerous customers, vendors, service providers, counterparties and other business relationships with third parties. Failure of any of these parties to address Year 2000 issues could result in significant and in some cases material disruptions of business and costs to Mercantile. Mercantile has undertaken an assessment of all third-party relationships and thus far has completed its evaluation of such relationships which are considered to be material. Follow up plans have been put in place to deal with relationships which have been identified as "high risk". Loan loss reserves have been set aside where appropriate. In addition, all customers with whom Mercantile exchanges electronic data have received notification of Year 2000-related date format impacts. Finally, plans are being finalized now to perform Year 2000 date testing with a representative sample of third party customers and others in 1999. Review of third party relationships will be an ongoing process throughout 1999.

   Mercantile estimates that its total costs related to Year 2000 remediation will be approximately $30,000,000. Year-to-date expenses of the Program are $11,212,000. Personnel costs for internal personnel and outside consultants working on the program, and the cost of setting up testing environments are the largest components of the total program cost. Other costs include costs for training, and for required hardware and software replacement, upgrade or renovation. Year 2000 expenditures are expensed as incurred. It is not expected that Year 2000 costs or activities will have a material adverse impact on operations of the Corporation.

   The principal risks associated with the Year 2000 problem can be grouped into two categories. The first is the risk that Mercantile does not successfully ready its operations for the next century. The second is the risk of disruption of Mercantile operations due to operational failures of third parties. The first category includes those risks which are largely under Mercantile's control. As set forth above, Management believes it will be able to make the necessary corrections to its internal systems on time and therefore that there is little risk of any internal critical system or asset not being Year 2000 ready by the end of 1999. In the unlikely event that Mercantile does not successfully complete its remediation on time, it could be materially adversely affected as a result of disruption of core business processes.

   The second risk category is largely outside of Mercantile's control.
   Computer failure of third parties may jeopardize Mercantile operations. The most serious impact on Mercantile operations from Year 2000 failures of others would result if basic services such as telecommunications, electric power and service provided by other financial institutions and governmental agencies were disrupted. Similarly, operational failures affecting Mercantile's sources of major funding, larger borrowers and capital market counterparties could affect the ability of such parties to continue to provide funding or meet obligations when due. Significant public disclosure of the state of readiness among basic infrastructure and other suppliers, funding sources and counterparties has not generally been available. Although inquiries are underway to assess this potential risk, Mercantile does not yet have the necessary information to estimate the likelihood of such significant disruptions. An initial plan is being developed to address funding issues and will be completed in early 1999. The review of this plan will be an ongoing process throughout 1999. There can be no assurance that Year 2000 failures of third parties will not have a material adverse impact on Mercantile.

   Mercantile is developing remediation contingency plans and business resumption contingency plans specific to the Year 2000 issues. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if core business processes and critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure. Remediation contingency plans with trigger dates for review and implementation have been developed for mission-critical applications. The effort to develop business resumption contingency plans is in progress. The first two phases of this effort, Organizational Planning Guidelines and Business Impact Analysis, are complete. The third and fourth phases, Plan Development and Method for Validation of Plans, are approximately 10% and 5% complete, respectively. These phases are due to be completed in the first six months of 1999, as required by FFIEC guidelines. The review of these plans will be an ongoing process throughout 1999.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       1997                                    1998
                                                   1ST QTR.    2ND QTR.    3RD QTR.   4TH QTR.   1ST QTR.    2ND QTR.    3RD QTR.
                                                   --------    --------    --------   --------   --------    --------    --------
    INTEREST INCOME
      Interest and fees on loans and leases        $365,300    $376,819    $462,063   $447,634   $442,332    $445,880    $443,631
      Investments in debt and equity securities      84,566      86,635     131,622    136,714    144,117     149,856     146,296
      Short-term investments                          4,767       6,103       8,727      7,728      6,731       8,351       7,334
                                                   --------    --------    --------   --------   --------    --------    --------
          Total Interest Income                     454,633     469,557     602,412    592,076    593,180     604,087     597,261
      Tax-equivalent adjustment                       4,575       4,708       4,477      4,324      4,235       4,191       3,906
                                                   --------    --------    --------   --------   --------    --------    --------
          TAXABLE-EQUIVALENT INTEREST INCOME        459,208     474,265     606,889    596,400    597,415     608,278     601,167

    INTEREST EXPENSE
      Deposits                                      177,308     180,066     244,202    241,373    237,420     237,267     231,983
      Borrowed funds                                 35,284      42,724      74,488     75,495     83,039      91,518      92,199
                                                   --------    --------    --------   --------   --------    --------    --------
          Total Interest Expense                    212,592     222,790     318,690    316,868    320,459     328,785     324,182
                                                   --------    --------    --------   --------   --------    --------    --------
          TAXABLE-EQUIVALENT NET INTEREST INCOME    246,616     251,475     288,199    279,532    276,956     279,493     276,985

    PROVISION FOR POSSIBLE LOAN LOSSES               20,090      29,429      29,209      7,627      8,537       7,344      23,871

    OTHER INCOME
      Trust                                          24,716      25,931      26,888     26,393     28,128      28,816      27,442
      Service charges                                25,178      24,993      29,770     29,117     28,244      29,073      30,498
      Investment banking and brokerage                8,721       8,463      10,837     10,160     11,066       9,826       9,760
      Mortgage banking                                3,515       3,357       7,819     11,934     29,098       8,959       6,149
      Securities gains (losses)                       1,046       2,071       2,131      2,401      4,453       2,834       2,297
      Other                                          33,182      31,606      34,899     29,065     35,962      35,243      85,693
                                                   --------    --------    --------   --------   --------    --------    --------
          Total Other Income                         96,358      96,421     112,344    109,070    136,951     114,751     161,839

    OTHER EXPENSE
      Personnel expense                             109,973     110,707     124,528    121,782    125,178     121,779     124,155
      Net occupancy and equipment                    29,733      30,633      35,325     36,278     37,042      37,270      38,608
      Other                                          47,020     101,024     179,314     60,061     58,318      65,677     148,389
                                                   --------    --------    --------   --------   --------    --------    --------
          Total Other Expense                       186,726     242,364     339,167    218,121    220,538     224,726     311,152
                                                   --------    --------    --------   --------   --------    --------    --------
    TAXABLE-EQUIVALENT INCOME BEFORE INCOME
      TAXES                                         136,158      76,103      32,167    162,854    184,832     162,174     103,801

    INCOME TAXES
      Income taxes                                   46,270      28,641      14,334     53,131     65,738      50,836      36,751
      Tax-equivalent adjustment                       4,575       4,708       4,477      4,324      4,235       4,191       3,906
                                                   --------    --------    --------   --------   --------    --------    --------
        Adjusted Income Taxes                        50,845      33,349      18,811     57,455     69,973      55,027      40,657
                                                   --------    --------    --------   --------   --------    --------    --------
          NET INCOME                               $ 85,313    $ 42,754    $ 13,356   $105,399   $114,859    $107,147    $ 63,144
                                                   ========    ========    ========   ========   ========    ========    ========
    PER SHARE DATA
      Basic earnings per share                         $.64        $.33        $.09       $.71       $.76        $.71        $.41
      Diluted earnings per share                        .63         .32         .09        .70        .75         .69         .41

    SIGNIFICANT RATIOS
      Return on assets                                 1.38%        .67%        .16%      1.27%      1.35%       1.23%        .74%
      Return on equity                                15.25        7.97        1.93      15.39      16.03       14.88        8.48

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN MILLIONS)

                                                                                     1997
                                                  1ST QTR.                2ND QTR.              3RD QTR.              4TH QTR.
                                             -------------------    ------------------    ------------------    ------------------
                                             VOLUME     RATE<F1>    VOLUME    RATE<F1>    VOLUME    RATE<F1>    VOLUME    RATE<F1>
                                             ------     --------    ------    --------    ------    --------    ------    --------
ASSETS
    Earning Assets
      Loans and leases, net of unearned
        income
        Commercial                           $ 4,666       8.55%   $ 4,861       8.66%   $ 4,858       8.57%   $ 4,907        8.59%
        Real estate--commercial                3,407       8.57      3,451       8.73      3,550       8.69      3,550        8.65
        Real estate--construction                584       8.89        640       8.94        684       8.82        736        8.84
        Real estate--residential
          mortgage                             4,728       7.96      4,813       7.99      8,738       7.84      8,765        7.76
        Real estate--home equity credit
          loans                                  442       9.55        446       9.84        566       9.68        585        9.71
        Consumer                               2,312       9.06      2,354       9.11      2,453       9.17      2,493        9.12
        Credit card                              820      13.31        703      13.33        738      12.83        286       10.03
                                             -------               -------               -------               -------
          Total Loans and Leases              16,959       8.65     17,268       8.76     21,587       8.59     21,322        8.42
      Investments in debt and equity
        securities
        Trading                                   69       6.81         93       7.00        101       6.41        155        6.68
        Taxable                                4,978       6.17      5,046       6.23      7,520       6.58      7,750        6.60
        Tax-exempt                               485       8.16        469       8.18        465       8.08        462        8.10
                                             -------               -------               -------               -------
          Total Investments in Debt and
             Equity Securities                 5,532       6.35      5,608       6.41      8,086       6.67      8,367        6.68
      Short-term investments                     350       5.45        428       5.64        535       6.39        498        6.08
                                             -------               -------               -------               -------
          Total Earning Assets                22,841       8.15     23,304       8.16     30,208       7.97     30,187        7.84
    Non-earning assets                         1,883                 2,098                 2,822                 2,910
                                             -------               -------               -------               -------
          Total Assets                       $24,724               $25,402               $33,030               $33,097
                                             =======               =======               =======               =======
LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing                 $ 3,065               $ 3,412               $ 3,522               $ 3,636
        Interest bearing demand                2,911       2.12      2,884       2.07      2,945       1.95      2,997        1.90
        Money market accounts                  3,050       3.96      3,056       4.01      3,854       4.07      3,879        4.04
        Savings                                1,326       2.31      1,336       2.31      1,636       2.43      1,582        2.48
        Consumer time certificates under
          $100,000                             7,141       5.49      7,092       5.50     10,287       5.56     10,006        5.60
        Other time                               201       4.93        205       4.60        207       4.16        208        4.82
                                             -------               -------               -------               -------
          Total Core Deposits                 17,694       4.20     17,985       4.20     22,451       4.41     22,308        4.41
        Time certificates $100,000 and
          over                                 1,538       5.53      1,482       5.57      1,808       5.71      1,868        5.71
        Foreign                                  344       5.48        469       5.67        529       5.70        487        5.66
                                             -------               -------               -------               -------
          Total Purchased Deposits             1,882       5.54      1,951       5.62      2,337       5.73      2,355        5.71
                                             -------               -------               -------               -------
          Total Deposits                      19,576       4.36     19,936       4.37     24,788       4.56     24,663        4.55
      Short-term borrowings                    1,980       5.06      2,283       5.23      3,703       5.60      3,725        5.34
      Bank notes                                 175       5.81        175       5.95        175       6.01        175        5.99
      Long-term debt<F2>                         420       7.33        554       7.07      1,145       6.42      1,345        6.41
                                             -------               -------               -------               -------
          Total Acquired Funds                22,151       4.52     22,948       4.57     29,811       4.81     29,908        4.79
    Other liabilities                            335                   307                   452                   450
SHAREHOLDERS' EQUITY                           2,238                 2,147                 2,767                 2,739
                                             -------               -------               -------               -------
          Total Liabilities and
             Shareholders' Equity            $24,724               $25,402               $33,030               $33,097
                                             =======               =======               =======               =======
SIGNIFICANT RATIOS
      Net interest rate spread                             3.63%                 3.59%                 3.16%                  3.05%
      Net interest rate margin                             4.38                  4.33                  3.79                   3.67


<F1> Taxable-equivalent basis.

<F2> Includes company-obligated mandatorily redeemable preferred securities of
     Mercantile Capital Trust I.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN MILLIONS)
                                                                                        1998
                                                            1ST QTR.                  2ND QTR.                  3RD QTR.
                                                        --------------------      ---------------------     --------------------
                                                        VOLUME      RATE<F1>      VOLUME       RATE<F1>     VOLUME      RATE<F1>
                                                        ------      --------      ------       --------     ------      --------
ASSETS
    Earning Assets
      Loans and leases, net of unearned income
        Commercial                                     $ 5,152         8.48%     $ 5,608         8.38%     $ 5,566         8.19%
        Real estate--commercial                          3,585         8.53        3,631         8.47        3,750         8.58
        Real estate--construction                          729         8.86          726         8.78          742         8.69
        Real estate--residential mortgage                8,742         7.66        8,505         7.60        8,203         7.60
        Real estate--home equity credit loans              579         9.64          562         9.65          536         9.63
        Consumer                                         2,550         9.15        2,655         9.08        2,763         9.04
        Credit card                                        248         9.30          126         6.76          113         2.51
                                                       -------                   -------                   -------
          Total Loans and Leases                        21,585         8.22       21,813         8.20       21,673         8.21
      Investments in debt and equity securities
        Trading                                            125         6.67          169         6.69          115         6.24
        Taxable                                          8,404         6.47        8,728         6.47        8,560         6.49
        Tax-exempt                                         434         8.38          417         8.47          411         7.94
                                                       -------                   -------                   -------
          Total Investments in Debt and Equity
             Securities                                  8,963         6.57        9,314         6.56        9,086         6.56
      Short-term investments                               479         5.62          600         5.51          517         5.55
                                                       -------                   -------                   -------
          Total Earning Assets                          31,027         7.81       31,727         7.69       31,276         7.63
    Non-earning assets                                   3,012                     3,214                     2,984
                                                       -------                   -------                   -------
          Total Assets                                 $34,039                   $34,941                   $34,260
                                                       =======                   =======                   =======
LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing                           $ 3,746                   $ 4,003                   $ 3,801
        Interest bearing demand                          3,128         1.98        3,136         1.90        3,009         1.82
        Money market accounts                            3,884         4.11        3,979         4.08        3,960         4.06
        Savings                                          1,647         2.50        1,762         2.62        1,774         2.72
        Consumer time certificates under $100,000        9,836         5.60        9,685         5.57        9,420         5.53
        Other time                                         196         5.93          196         5.50          174         5.20
                                                       -------                   -------                   -------
          Total Core Deposits                           22,437         4.41       22,761         4.36       22,138         4.33
        Time certificates $100,000 and over              1,908         5.62        1,928         5.62        1,837         5.65
        Foreign                                            541         5.63          441         5.60          397         5.61
                                                       -------                   -------                   -------
          Total Purchased Deposits                       2,449         5.64        2,369         5.63        2,234         5.65
                                                       -------                   -------                   -------
          Total Deposits                                24,886         4.55       25,130         4.50       24,372         4.47
      Short-term borrowings                              3,876         5.40        3,570         5.31        2,860         5.32
      Bank notes                                           152         6.13           25         5.82           25         5.85
      Long-term debt<F2>                                 1,823         6.23        2,911         5.87        3,641         5.69
                                                       -------                   -------                   -------
          Total Acquired Funds                          30,737         4.82       31,636         4.77       30,898         4.75
    Other liabilities                                      436                       424                       383
SHAREHOLDERS' EQUITY                                     2,866                     2,881                     2,979
                                                       -------                   -------                   -------
          Total Liabilities and Shareholders'
             Equity                                    $34,039                   $34,941                   $34,260
                                                       =======                   =======                   =======
SIGNIFICANT RATIOS
      Net interest rate spread                                         2.99%                     2.92%                     2.88%
      Net interest rate margin                                         3.62                      3.53                      3.51


<F1> Taxable-equivalent basis.

<F2> Includes company-obligated mandatorily redeemable preferred securities of
     Mercantile Capital Trust I.
MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET (CONTINUED)
($ IN MILLIONS)

                                                               1997                      1998
                                                            NINE MONTHS               NINE MONTHS
                                                        --------------------      --------------------
                                                        VOLUME      RATE<F1>      VOLUME      RATE<F1>
                                                        ------      --------      ------      --------
ASSETS
    Earning Assets
      Loans and leases, net of unearned income
        Commercial                                     $ 4,796         8.59%     $ 5,443         8.34%
        Real estate--commercial                          3,470         8.66        3,656         8.53
        Real estate--construction                          636         8.88          732         8.78
        Real estate--residential mortgage                6,108         7.89        8,481         7.62
        Real estate--home equity credit loans              485         9.69          559         9.64
        Consumer                                         2,374         9.12        2,657         9.09
        Credit card                                        753        13.16          162         7.08
                                                       -------                   -------
          Total Loans and Leases                        18,622         8.65       21,690         8.21
      Investments in debt and equity securities
        Trading                                             88         6.72          136         6.56
        Taxable                                          5,857         6.35        8,565         6.48
        Tax-exempt                                         473         8.14          421         8.27
                                                       -------                   -------
          Total Investments in Debt and Equity
             Securities                                  6,418         6.49        9,122         6.56
      Short-term investments                               438         5.90          532         5.56
                                                       -------                   -------
          Total Earning Assets                          25,478         8.08       31,344         7.71
    Non-earning assets                                   2,271                     3,070
                                                       -------                   -------
          Total Assets                                 $27,749                   $34,414
                                                       =======                   =======
LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing                           $ 3,334                   $ 3,850
        Interest bearing demand                          2,914         2.04        3,091         1.90
        Money market accounts                            3,323         4.02        3,941         4.08
        Savings                                          1,434         2.36        1,729         2.62
        Consumer time certificates under $100,000        8,185         5.52        9,645         5.57
        Other time                                         204         4.56          188         5.55
                                                       -------                   -------
          Total Core Deposits                           19,394         4.29       22,444         4.37
        Time certificates $100,000 and over              1,611         5.61        1,891         5.63
        Foreign                                            448         5.63          459         5.62
                                                       -------                   -------
          Total Purchased Deposits                       2,059         5.63        2,350         5.64
                                                       -------                   -------
          Total Deposits                                21,453         4.44       24,794         4.51
      Short-term borrowings                              2,662         5.36        3,432         5.35
      Bank notes                                           175         5.92           67         6.05
      Long-term debt<F2>                                   709         6.77        2,798         5.87
                                                       -------                   -------
          Total Acquired Funds                          24,999         4.65       31,091         4.78
    Other liabilities                                      364                       414
SHAREHOLDERS' EQUITY                                     2,386                     2,909
                                                       -------                   -------
          Total Liabilities and Shareholders'
             Equity                                    $27,749                   $34,414
                                                       =======                   =======
SIGNIFICANT RATIOS
      Net interest rate spread                                         3.43%                     2.93%
      Net interest rate margin                                         4.13                      3.56

<F1> Taxable-equivalent basis.

<F2> Includes company-obligated mandatorily redeemable preferred securities of
     Mercantile Capital Trust I.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

   Certain statements in this report that relate to the plans, objectives or future performance of Mercantile Bancorporation Inc. may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance, relating to required work on developments or modifications to the Corporation's computer systems and software, including work performed by suppliers or vendors or relating to the failure of third parties upon whom the Corporation relies, including customers, suppliers, governmental entities and others, to address their own Year 2000 issues, could affect Mercantile's future financial condition and operating results. Actual charges associated with completed acquisitions may prove to be greater than current estimates. In addition, management's objectives with respect to the Corporation's capital base and equity levels may not reach the targeted objectives within the targeted periods due to numerous factors, including those previously mentioned. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices it products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated. Actual strategies and results in future periods may differ materially from those currently expected.

                          PART II--OTHER INFORMATION

Item 5. Other Information.

    The By-Laws of Mercantile provide that shareholder proposals, including nominations of directors, which do not appear in the proxy statement may be considered at a meeting of shareholders only if they involve a matter proper for shareholder action and written notice of the proposal is received by the Secretary of Mercantile not less than 60 and not more than 90 days prior to the anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the shareholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by Mercantile. Pursuant to the By-Laws of Mercantile, the date by which written notice of a proposal must be received by Mercantile to be considered at the 1999 Annual Meeting of Shareholders is February 22, 1999. Any such written notice of a shareholder proposal by a shareholder to the Secretary of Mercantile must include (a) a brief description of the business desired to be brought before the Annual Meeting and the reasons for conducting such business at the Annual Meeting, (b) the name and address, as they appear on Mercantile's books, of the shareholder proposing such business and the beneficial owner, if any, on whose behalf the proposal is made,
    (c) the class and number of shares of Mercantile which are owned beneficially and of record by the shareholder and such beneficial owner and (d) any material interest of the shareholder and such beneficial owner in such business.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        27.1 Financial Data Schedule (September 30, 1998)

        27.2 Restated Financial Data Schedule (September 30, 1997)

    (b) Reports on Form 8-K:

        Registrant filed one (1) Current Report on Form 8-K during the quarter ended September 30, 1998. In a Report dated July 16, 1998, under Item 5, Registrant disclosed that it had, effective July 1, 1998, consummated its acquisition of Firstbank of Illinois Co. ("Firstbank") through merger of Firstbank with and into a wholly owned subsidiary of Registrant, with the shareholders of Firstbank to receive an aggregate of approximately 13,786,135 shares of Registrant's common stock in exchange for their Firstbank shares.

        In addition, the Registrant filed a Current Report on Form 8-K dated October 7, 1998 under Item 5, which contained supplemental consolidated financial statements for the years ended December 31, 1997, 1996 and 1995. Said statements restated Registrant's historical consolidated financial statements for those years to reflect the acquisitions of Firstbank and CBT Corporation ("CBT") on July 1, 1998. The Firstbank and CBT acquisitions were accounted for under the pooling-of-interests method of accounting. Registrant also filed Unaudited Interim Consolidated Financial Statements restating the Registrant's historical consolidated financial statements for the Firstbank and CBT transactions: 1) as of and for the three month periods ended March 31, 1998 and 1997; and 2) as of June 30, 1998 and 1997, and for the three and six month periods ended June 30, 1998 and 1997.

        Under Item 7, Registrant filed the consent of KPMG Peat Marwick LLP to incorporation by reference of its report on the Supplemental Financial Statements into pending registration statements of the Registrant.

        The October 7, 1998 Form 8-K included the financial statements, notes and auditor's report listed below:

          Independent Auditor's Report of KPMG Peat Marwick LLP dated October 7, 1998.

          Supplemental Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995.

          Supplemental Consolidated Balance Sheet as of December 31, 1997, 1996 and 1995.

          Supplemental Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

          Supplemental Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          Notes to Supplemental Consolidated Financial Statements.

          Supplemental Interim Consolidated Statement of Income (Unaudited) for the three months ended March 31, 1998 and 1997.

          Supplemental Interim Consolidated Balance (Unaudited) as of March 31, 1998 and 1997.

          Supplemental Interim Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the three months ended March 31, 1998 and 1997.

          Supplemental Interim Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 1998 and 1997.

          Supplemental Interim Consolidated Statement of Comprehensive Income (Unaudited) for the three months ended March 31, 1998 and 1997.

          Supplemental Interim Consolidated Statement of Income (Unaudited) for the three months and six months ended June 30, 1998 and 1997.

          Supplemental Interim Consolidated Balance (Unaudited) as of June 30, 1998 and 1997.

          Supplemental Interim Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the six months ended June 30, 1998 and 1997.

          Supplemental Interim Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 1998 and 1997.

          Supplemental Interim Consolidated Statement of Comprehensive Income (Unaudited) for the three months and six months ended June 30, 1998 and 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERCANTILE BANCORPORATION INC.
                                                     (Registrant)

Date  November 13, 1998                          /s/  JOHN W. MCCLURE
      -----------------------            -------------------------------------
                                                    John W. McClure
                                                Chief Financial Officer

                                              EXHIBIT INDEX

EXHIBIT NO.                                    DESCRIPTION                             LOCATION
-----------                                    -----------                             --------
   27.1      Financial Data Schedule (September 30, 1998)                           Included herein

   27.2      Restated Financial Data Schedule (September 30, 1997)                  Included herein
