Form 10-K
period 1998-12-31
MERCANTILE BANCORPORATION INC
filed 1999-03-30
CIK 64907

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,       Commission File No. 1-11792
                 1998

                               ----------------

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

Securities registered pursuant to Section  Name of exchange on which registered:
             12(b) of the Act:

    (1) Common Stock ($0.01 Par Value)       (1) New York Stock Exchange
    (2) Preferred Stock Purchase Rights      (2) New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1999: Common Stock, $0.01 par value, $6,099,118,381

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 26, 1999: Common Stock $0.01 par value, 157,625,883 shares outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE
   As provided herein, portions of the documents below are incorporated by reference:

                           Document                             Part--Form 10-K
                           --------                             ---------------
Annual Report of the Registrant to its Shareholders for the
 Year Ended December 31, 1998.................................. Parts I, II, IV
Registrant's Proxy Statement for the 1999 Annual Meeting of
 Shareholders.................................................. Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

                                  THE COMPANY

   Mercantile Bancorporation Inc. ("Mercantile" or "Corporation") is a bank holding company which, as of February 26, 1999, owned, directly or indirectly, all of the stock of Mercantile Bank National Association ("Mercantile Bank"), six other commercial banks, one trust company, and other non-banking subsidiaries located in Missouri, Illinois, Iowa, eastern Kansas, northern and central Arkansas, and western Kentucky. At December 31, 1998, Mercantile reported consolidated assets of $35,800,177,000, consolidated loans of $22,311,258,000, consolidated deposits of $25,461,397,000 and consolidated shareholders' equity of $3,073,755,000. At December 31, 1998, Mercantile Bank and its consolidated subsidiaries reported assets of $22,653,777,000, loans of $13,070,938,000, deposits of $15,023,894,000, and shareholder's equity of $1,762,076,000.

   Mercantile has its principal offices at One Mercantile Center, St. Louis, Missouri 63101 (telephone number 314-418-2525).

                                   BUSINESS

General

   Mercantile was organized on March 10, 1970, as a Missouri corporation for the purpose of becoming a multi-bank holding company. Mercantile commenced operations as a bank holding company in March 1971. Since then Mercantile has acquired and organized additional financial institutions and bank holding companies located throughout Missouri, Illinois, Iowa, eastern Kansas, northern and central Arkansas, and western Kentucky.

Financial Summary of Mercantile

   A financial summary of Mercantile and its consolidated subsidiaries is detailed below:

                                                 December 31
                         -----------------------------------------------------------
                            1998        1997        1996        1995        1994
                         ----------- ----------- ----------- ----------- -----------
                                                 (Thousands)
Total assets............ $35,800,177 $33,332,190 $24,995,735 $23,651,434 $22,089,195

Loans and leases........  22,311,258  21,361,955  16,937,254  15,584,285  14,558,820
Investments in debt and
 equity securities......   9,470,937   8,464,881   5,429,759   5,626,084   5,573,913
Deposits................  25,461,397  24,809,455  19,784,845  18,463,655  17,341,514
Shareholders' equity....   3,073,755   2,762,302   2,263,243   2,210,845   1,897,387

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

Employees

   At December 31, 1998, Mercantile had 306 full-time equivalent employees, while Mercantile and its subsidiaries had a combined total of 10,475 full-time equivalent employees. Mercantile provides a variety of employment benefits and believes it enjoys a good relationship with its employees.

Operations

   Financial Services. Through its subsidiaries, Mercantile offers complete banking and trust services to the consumer, institutional, commercial, corporate, affluent and agricultural segments of the market areas which it serves. Services include commercial, real estate, installment and credit card loans, checking, savings and time deposits, trust and other fiduciary services, and various other customer services such as brokerage services, direct equipment lease financing, international banking and safe deposit services.

   Most of Mercantile's subsidiary financial institutions serve only the general area in which they are located, predominantly in the 7th, 8th and 10th Federal Reserve Districts. Membership in Mercantile's subsidiary group provides each subsidiary institution with a means of satisfying the credit needs of its customers beyond its own legal lending limit.

   Trust and Investment Advisory Services. Mercantile, through its subsidiaries, offers clients all types of fiduciary services, ranging from the management of funds for individuals, corporate retirement plans and charitable foundations to the administration of estates and trusts. To investors it offers portfolio management, advisory and custodian services. Mercantile Trust Company National Association ("Mercantile Trust") is a federally-chartered bank which provides personal trust services. Mississippi Valley Advisors Inc., a registered investment advisor, among other things, provides investment advisory services for employee benefit funds, including pension and profit-sharing plans, endowment funds and registered mutual funds. At December 31, 1998, Mercantile subsidiaries managed investments with a market value of approximately $25.9 billion and administered $16.2 billion additional in non-managed assets.

   Investment Services. Mercantile Bank offers a wide range of investment services to individuals, corporations, correspondent banks and others. Included in those services are foreign exchange, derivative products, money market and bond trading operations which serve banks and corporations in the purchase and sale of various investments and/or hedging instruments. In addition, Mercantile Bank is registered as a municipal securities dealer.

   Brokerage Services. Mercantile Investment Services, Inc. ("MISI"), a subsidiary of Mercantile Bank, is a registered broker/dealer and a member of both the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"). MISI currently offers both retail and discount brokerage services, including execution of transactions involving stocks, bonds, options, mutual funds and other securities.

   International. Mercantile Bank maintains accounts at 92 foreign banks, and 31 foreign banks maintain accounts at Mercantile Bank. In addition, Mercantile Bank is engaged in providing its customers with international banking services. Mercantile Bank and Mercantile Bank--Kansas/Kansas City offer a wide range of services to their customers involved in international business including currency exchange and letters of credit. Mercantile Bank maintains a Hong Kong subsidiary, Mercantile Trade Services Ltd., which enables the bank to issue, amend and negotiate letters of credit in Hong Kong on behalf of the bank's importing customers. Customers of other subsidiary banks with a need for international services are referred to these banks.

   Mercantile Bank also maintains a branch in the City of Georgetown in the Grand Cayman Islands. This branch enables Mercantile Bank to participate in the Eurodollar market for deposits and loans. At December 31, 1998, total deposits of the foreign branch amounted to $554,547,000.

   Correspondent Banking. In addition to Mercantile's services for individuals and corporations, its largest subsidiary bank, Mercantile Bank National Association (St. Louis), is a correspondent bank for approximately 250 commercial banks located primarily in the lower Midwest. Correspondent banking services to banks in

Kansas and the Kansas City metropolitan area are provided through Mercantile Bank--Kansas/Kansas City. Correspondent banking services include the processing of checks and collection items, financing for acquisitions and capital augmentation, and assistance with training and operations.

Competition

   Mercantile's subsidiary financial institutions are subject to intense competition from other banks and financial institutions in their service areas, predominantly the 7th, 8th and 10th Federal Reserve Districts. In making loans, substantial competition is encountered from banks and other lending institutions such as savings and loan associations, insurance companies, finance companies, credit unions, factors, small loan companies and pension trusts. In addition, Mercantile subsidiaries compete for retail deposits with savings and loan associations, credit unions, insurance companies and money market mutual funds. The competition provided by other financial institutions is not limited to those institutions with offices located in the area served by the particular subsidiary.

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

   Mercantile and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of Mercantile's subsidiaries, and therefore the earnings of Mercantile, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency (the "Comptroller") and various state financial institution regulatory agencies. In addition, there are numerous governmental requirements and regulations that affect the activities of Mercantile and its subsidiaries.

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

   Payment of Dividends. Mercantile is a legal entity separate and distinct from its financial institutions and other subsidiaries. The principal source of Mercantile's revenues is dividends from its financial institution subsidiaries. Various federal and state statutory provisions limit the amount of dividends an affiliate financial institution can pay to Mercantile without regulatory approval. Generally, approval of federal and state bank regulatory agencies, as appropriate, is required for any dividend if the total of all dividends declared in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. In addition, a national bank or a state member bank may not pay a dividend in an amount greater than its net profits then on hand. The payment of dividends by any financial institution subsidiary also may be affected by other factors, such as the maintenance of adequate capital.

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

   Support of Subsidiary Banks. Under Federal Reserve Board policy, Mercantile is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each of the subsidiaries in circumstances where it might not choose to do so absent such a policy. This may be required at times when Mercantile may not find itself able to provide such support. In addition, any capital loans by Mercantile to any of its subsidiaries also would be subordinate in right of payment to deposits and certain other indebtedness of such subsidiary.

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

   The FDIC, the OCC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it: (i) had a total risk-based capital ratio of 10% or greater;
(ii) had a ratio of Tier I capital to risk-weighted assets of 6% or greater;
(iii) had a ratio of Tier I capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a total risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-weighted assets of 4% or greater; and (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system in their most recent examination may be adequately capitalized if their ratios of Tier I capital to adjusted total assets were 3% or greater). All Mercantile subsidiary financial institutions as of December 31, 1998 were categorized as "well capitalized."

   Banking agencies also have adopted regulations that mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is made as part of the institution's regular safety and soundness examination. Banking agencies also have adopted regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy and have established an explicit risk-based capital charge for interest rate risk.

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

   There also have been a number of recent legislative and regulatory proposals designed to improve the overall financial stability of the United States banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, what their effect will be on Mercantile.

Statistical Disclosures

   The following statistical disclosures, except as noted, are included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1998, and incorporated herein by reference.

                                                              Annual Report
Schedule                                                        Reference
--------                                                   -------------------
  I. Distribution of Assets, Liabilities and Shareholders'
     Equity; Interest Rates and Interest Differential

     A.  Average Balance Sheets                                        Page 82

     B.  Analysis of Net Interest Earnings (included herein at
         page 7)                                                           N/A

     C.  Taxable-Equivalent Rate-Volume Analysis (included
         herein at page 7)                                                 N/A

 II. Investment Portfolio

     A.  Book Value by Type of Security                        Note F, Page 64

     B.  Maturity Distribution (included herein at page 8)                 N/A

III. Loan Portfolio

     A.  Types of Loans                                    Exhibit 13, Page 39

     B.  Maturities and Sensitivities to Changes in
         Interest Rates                                    Exhibit 13, Page 39

     C.  Risk Elements

         1. Non-Accrual, Past Due and Restructured Loans   Exhibit 16, Page 43
                                                           Exhibit 17, Page 43
                                                               Note A, Page 59

         2. Potential Problem Loans                        Commentary, Page 44

         3. Foreign Outstandings                                             *

 IV. Summary of Loan Loss Experience

     A.  Reserve for Possible Loan Losses                  Exhibit 14, Page 40
                                                           Commentary, Page 40
                                                               Note A, Page 59

     B.  Allocation of the Reserve for Possible Loan       Exhibit 15, Page 41
         Losses

  V. Deposits

     A.  Average Balances and Rates Paid by Deposit Category           Page 82

     B.  Maturity Distribution of Certain CDs and Time
         Deposits                                           Exhibit 7, Page 33

 VI. Return on Equity and Assets                            Exhibit 4, Page 28

VII. Short-term Borrowings (included herein at page 9)                     N/A

  *There were no significant interest bearing deposits with foreign banks at December 31, 1998, 1997 or 1996.

-------------------------------------------------------------------------------

TAXABLE-EQUIVALENT RATE-VOLUME ANALYSIS
(Dollars in Millions)

                             Average
    Average Volume          Rate(/1/)                                                        Interest
------------------------ ------------------                                            --------------------
 1998     1997    1996   1998  1997   1996                                              1998   1997   1996
-------  ------- ------- ----  -----  -----                                            ------ ------ ------
                                             Interest Income
                                             Loans and leases(/3/)
$ 5,539  $ 4,824 $ 4,365 8.20%  8.59%  8.57%   Commercial                              $  454 $  415 $  374
  3,711    3,490   3,208 8.50   8.66   8.66    Real estate--commercial                    315    302    278
    769      661     593 8.66   8.87   9.10    Real estate--construction                   67     59     54
  8,386    6,777   4,340 7.57   7.84   8.10    Real estate--residential mortgage          635    532    352
    552      510     417 9.48   9.69   9.67    Real estate--home equity credit loans       52     49     40
  2,694    2,404   2,217 9.06   9.12   9.18    Consumer                                   244    219    203
    129      636     850 6.63  12.83  12.87    Credit card                                  9     82    110
-------  ------- -------                                                               ------ ------ ------
 21,780   19,302  15,990 8.16   8.59   8.82      Total Loans and Leases                 1,776  1,658  1,411
                                             Investments in debt and equity securities
    135      105      57 6.56   6.80   6.49    Trading                                      9      7      4
  8,630    6,334   5,189 6.47   6.42   6.08    Taxable                                    559    407    315
    425      470     511 8.13   8.13   8.01    Tax-exempt                                  35     38     41
-------  ------- -------                                                               ------ ------ ------
  9,190    6,909   5,757 6.55   6.54   6.25      Total                                    603    452    360
                                             Short-term investments
    232      189      71 5.72   5.50   5.83    Due from banks--interest bearing            13     10      4
                                               Federal funds sold and repurchase
    311      265     267 5.44   6.41   5.67     agreements                                 17     17     15
-------  ------- -------                                                               ------ ------ ------
    543      454     338 5.56   6.03   5.71      Total Short-term Investments              30     27     19
-------  ------- -------                                                               ------ ------ ------
$31,513  $26,665 $22,085 7.64   8.01   8.10      Total Interest Income(/1/)            $2,409 $2,137 $1,790
=======  ======= =======                                                               ====== ====== ======
                                             Interest Expense
                                             Interest Bearing Deposits
$ 3,088  $ 2,935 $ 2,683 1.84   2.01   2.27    Interest bearing demand                 $   57 $   59 $   61
  3,991    3,463   3,029 4.04   4.02   3.64    Money market accounts                      161    139    110
  1,739    1,471   1,351 2.58   2.39   2.34    Savings                                     45     35     32
                                               Consumer time certificates
  9,574    8,644   7,055 5.54   5.55   5.58     under $100,000                            530    479    393
    185      205     192 5.31   4.62   4.22    Other time                                  10     10      8
-------  ------- -------                                                               ------ ------ ------
 18,577   16,718  14,310 4.32   4.32   4.22      Total Interest Bearing Core Deposits     803    722    604
  1,893    1,675   1,440 5.58   5.64   5.35    Time certificates $100,000 and over        106     95     77
    411      458     184 5.65   5.72   5.70    Foreign                                     23     26     11
-------  ------- -------                                                               ------ ------ ------
  2,304    2,133   1,624 5.59   5.66   5.39      Total Purchased Deposits                 129    121     88
-------  ------- -------                                                               ------ ------ ------
 20,881   18,851  15,934 4.46   4.47   4.34      Total Interest Bearing Deposits          932    843    692
  3,294    2,930   1,671 5.29   5.43   5.37  Short-term borrowings                        174    159     90
     56      175     261 6.09   6.02   5.88  Bank notes                                     4     11     15
  3,050      869     343 5.85   6.72   7.29  Long-term debt(/4/)                          178     58     25
-------  ------- -------                                                               ------ ------ ------
$27,281  $22,825 $18,209 4.72   4.69   4.52      Total Interest Expense                $1,288 $1,071 $  822
=======  ======= =======                                                               ====== ====== ======
                         2.92   3.32   3.58  Net Interest Rate Spread
                                             Net Interest Rate Margin
                         3.56   4.00   4.38   and Net Interest Income(/1/)             $1,121 $1,066 $  968
                                                                                       ====== ====== ======

                                                           Increase (Decrease)
                                              ---------------------------------------------
                                                    1997 to 1998          1996 to 1997
                                              ---------------------- ----------------------
                                              Rate(/2/) Vol.  Total  Rate(/2/) Vol.  Total
                                              --------- ----- ------ --------- ----- ------
Interest Income
Loans and leases(/3/)
  Commercial                                    $(21)   $ 60  $ 39      $ 1    $ 40  $ 41
  Real estate--commercial                         (6)     19    13       --      24    24
  Real estate--construction                       (2)     10     8       (1)      6     5
  Real estate--residential mortgage              (23)    126   103      (17)    197   180
  Real estate--home equity credit loans           (1)      4     3       --       9     9
  Consumer                                        (1)     26    25       (1)     17    16
  Credit card                                     (8)    (65)  (73)      --     (28)  (28)
                                                ------- ----- ------ --------- ----- ------
    Total Loans and Leases                       (62)    180   118      (18)    265   247
Investments in debt and equity securities
  Trading                                         --       2     2       --       3     3
  Taxable                                          4     148   152       22      70    92
  Tax-exempt                                      --      (3)   (3)       1      (4)   (3)
                                                ------- ----- ------ --------- ----- ------
    Total                                          4     147   151       23      69    92
Short-term investments
  Due from banks--interest bearing                 1       2     3       (1)      7     6
  Federal funds sold and repurchase
   agreements                                     (3)      3    --        2      --     2
                                                ------- ----- ------ --------- ----- ------
    Total Short-term Investments                  (2)      5     3        1       7     8
                                                ------- ----- ------ --------- ----- ------
    Total Interest Income(/1/)                  $(60)   $332  $272      $ 6    $341  $347
                                                ======= ===== ====== ========= ===== ======
Interest Expense
Interest Bearing Deposits
  Interest bearing demand                       $ (5)   $  3  $ (2)     $(8)   $  6  $ (2)
  Money market accounts                            1      21    22       13      16    29
  Savings                                          3       7    10       --       3     3
  Consumer time certificates
   under $100,000                                 (1)     52    51       (3)     89    86
  Other time                                       1      (1)   --        1       1     2
                                                ------- ----- ------ --------- ----- ------
    Total Interest Bearing Core Deposits          (1)     82    81        3     115   118
  Time certificates $100,000 and over             (1)     12    11        5      13    18
  Foreign                                         --      (3)   (3)      --      15    15
                                                ------- ----- ------ --------- ----- ------
    Total Purchased Deposits                      (1)      9     8        5      28    33
                                                ------- ----- ------ --------- ----- ------
    Total Interest Bearing Deposits               (2)     91    89        8     143   151
Short-term borrowings                             (5)     20    15        2      67    69
Bank notes                                        --      (7)   (7)       1      (5)   (4)
Long-term debt(/4/)                              (27)    147   120       (5)     38    33
                                                ------- ----- ------ --------- ----- ------
    Total Interest Expense                      $(34)   $251  $217      $ 6    $243  $249
                                                ======= ===== ====== ========= ===== ======
Net Interest Rate Spread
Net Interest Rate Margin
 and Net Interest Income(/1/)

(/1/)Taxable-equivalent basis includes tax-equivalent adjustments of
    $16,664,000, $18,084,000 and $18,593,000 for 1998, 1997 and 1996,
    respectively, based on a Federal income tax rate of 35%.
(/2/)The rate-volume variance is allocated entirely to rate.
(/3/)Income from loans on non-accrual status is included on a cash basis, while non-accrual loan balances are included in average volume.
(/4/)Includes company-obligated mandatorily redeemable preferred securities of
    Mercantile Capital Trust I.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

INVESTMENTS IN DEBT AND EQUITY SECURITIES(/1/)
(Dollars in Thousands)

                                         December 31, 1998
                  -------------------------------------------------------------------
                         Available-for-sale                   Held-to-maturity
                  --------------------------------     ------------------------------
                                                                 Estimated
                  Amortized  Estimated                 Amortized   Fair
                     Cost    Fair Value Yield(/2/)       Cost      Value   Yield(/2/)
                  ---------- ---------- ----------     --------- --------- ----------
U.S. Treasury
 Within one year  $  217,801 $  218,971      6.53%      $ 6,513   $ 6,560       6.87%
 One to five
  years               59,619     60,655      6.01            --        --         --
 Five to 10
  years                   --         --        --            --        --         --
 After 10 years           --         --        --            --        --         --
                  ---------- ----------                 -------   -------
  Total              277,420    279,626      6.41         6,513     6,560       6.87
 Average
  Maturity                                      9 mos.                             5 mos.
U.S. Government
 Agencies(/3/)
 Within one year     469,387    471,286      6.36        24,886    24,980       6.25
 One to five
  years            4,105,446  4,137,876      6.27        64,355    65,984       8.32
 Five to 10
  years            1,400,245  1,408,487      6.21            --        --         --
 After 10 years       19,318     19,746      6.71            --        --         --
                  ---------- ----------                 -------   -------
  Total            5,994,396  6,037,395      6.27        89,241    90,964       7.74
 Average
  Maturity                               4 yrs. 1 mo.                       2 yrs. 1 mo.
Obligations of
 State and
 Political
 Subdivisions
 Within one year      90,652     91,461      7.53            --        --         --
 One to five
  years              157,653    162,456      7.89            --        --         --
 Five to 10
  years              100,725    105,162      8.09            --        --         --
 After 10 years       80,790     83,922      8.02            --        --         --
                  ---------- ----------                 -------   -------
  Total              429,820    443,001      7.89            --        --         --
 Average
  Maturity                               5 yrs. 3 mos.
Other(/3/)
 Within one year     240,659    240,890      6.58         1,704     1,664       9.61
 One to five
  years            1,280,833  1,289,507      6.85            --        --         --
 Five to 10
  years              217,948    220,458      5.48           149       148       6.41
 After 10 years      258,591    249,232      7.11            --        --         --
                  ---------- ----------                 -------   -------
  Total            1,998,031  2,000,087      6.70         1,853     1,812       9.35
 Average
  Maturity                               6 yrs. 3 mos.                      3 yrs. 2 mos.
Total Interest
 Earning
 Investments(/3/)
 Within one year   1,018,499  1,022,608      6.55        33,103    33,204       6.54
 One to five
  years            5,603,551  5,650,494      6.45        64,355    65,984       8.32
 Five to 10
  years            1,718,918  1,734,107      6.23           149       148       6.41
 After 10 years      358,699    352,900      7.29            --        --         --
                  ---------- ----------                 -------   -------
  Total            8,699,667  8,760,109      6.45        97,607    99,336       7.72
 Average
  Maturity                               4 yrs. 6 mos.                      2 yrs. 0 mos.
Federal Reserve
 Bank Stock,
 Federal Home
 Loan Bank Stock
 and Other
 Equity
 Investments         486,103    486,681      7.68            --        --         --
                  ---------- ----------                 -------   -------
 Total Portfolio  $9,185,770 $9,246,790      6.52       $97,607   $99,336       7.72
                  ========== ==========                 =======   =======

(1) This exhibit excludes trading securities, which are reported at estimated fair value on the Consolidated Balance Sheet. Trading securities totaled $126,540,000, $70,536,000 and $31,361,000 at December 31, 1998, 1997, and
    1996, respectively.
(2) Taxable-equivalent basis.
(3) Maturities of asset-backed obligations are based on the remaining weighted average maturities.
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------

SHORT-TERM BORROWINGS
(Dollars in Thousands)

                       1998                      1997                      1996
             ------------------------- ------------------------- -------------------------
                              Average                   Average                   Average
               Amount   Rate  Maturity   Amount   Rate  Maturity   Amount   Rate  Maturity
             ---------- ----  -------- ---------- ----  -------- ---------- ----  --------
At Year End
Federal
 funds
 purchased
 and
  repurchase
 agreements  $2,087,373 4.60%  8 days  $2,127,443 5.49%  14 days $1,861,994 5.77%   8 days
Short-term
 FHLB
 advances       667,672 5.13  38 days   1,412,701 5.86  164 days    123,094 5.75  157 days
Treasury
 tax and
 loan notes     222,044 4.69   4 days     104,535 5.42    2 days    118,886 5.16    2 days
Commercial
 paper            3,025 5.23  29 days       1,510 5.25   15 days     19,405 5.45   17 days
Other
 short-term
 borrowings      22,546 5.84   4 days      32,351 6.32    2 days      9,295 6.52    4 days
             ----------                ----------                ----------
 Total
 Short-term
 Borrowings  $3,002,660 4.73  14 days  $3,678,540 5.64   71 days $2,132,674 5.74   16 days
             ==========                ==========                ==========
Average for
 the Year
Federal
 funds
 purchased
 and
 repurchase
 agreements  $2,051,219 5.13%          $2,085,927 5.32%          $1,446,828 5.29%
Short-term
 FHLB
 advances     1,052,433 5.61              718,697 5.73              117,705 6.36
Treasury
 tax and
 loan notes     157,074 5.20               87,513 5.25               78,909 5.20
Commercial
 paper            1,712 5.49               17,097 5.56               18,222 5.42
Other
 short-term
 borrowings      31,640 5.74               20,592 6.43                9,688 6.48
             ----------                ----------                ----------
 Total
 Short-term
 Borrowings  $3,294,078 5.29           $2,929,826 5.43           $1,671,352 5.37
             ==========                ==========                ==========
Maximum
 Month-End
 Balance
Federal
 funds
 purchased
 and
 repurchase
 agreements  $2,370,228                $2,579,789                $1,886,127
Short-term
 FHLB
 advances     1,472,114                 1,412,701                   130,239
Treasury
 tax and
 loan notes     402,733                   260,822                   439,181
Commercial
 paper            5,010                    24,800                    21,660
Other
 short-term
 borrowings      79,366                   102,833                    45,142

--------------------------------------------------------------------------------

Item 2. Properties

   Mercantile and Mercantile Bank occupy 22 stories of the Mercantile Tower, a 35-story building owned by Mercantile Bank and located at Seventh and Washington Streets in St. Louis, Missouri. Among the other properties owned by Mercantile Bank are a four-story, 223,262 square foot data processing center located at 1005 Convention Plaza, St. Louis, Missouri, and a four-story, 110,503 square foot banking facility located at 721 Locust Street, St. Louis, Missouri. In addition, Mercantile Bank leases a two-story, 34,773 square foot banking facility located at 10 North Hanley Road, Clayton, Missouri.

   Mercantile's subsidiaries own and lease other facilities in Missouri, Illinois, Kansas, Iowa, Arkansas and Kentucky. See Note H to the Consolidated Financial Statements included on page 66 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1998, which is incorporated herein by reference.

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

Item 4a. Executive Officers of the Registrant

   See Part III, Item 10.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Information concerning the Common Stock of the Registrant, included on page 85 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 6. Selected Financial Data

   Selected Financial Data, included as Exhibit 3 on page 27 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 25 through 52 of the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   Quantitative and Qualitative Disclosures About Market Risk, included as
Exhibit 6 on page 32 and under the Section entitled "Interest Rate Sensitivity" on page 31 of the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   The following consolidated financial statements, included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1998, are incorporated herein by reference.

                                                                  Annual Report
Statement                                                           Reference
---------                                                         -------------

Independent Auditors' Report.                                      Page 53
Consolidated Statement of Income--Years ended December 31, 1998,
 1997 and 1996.                                                    Page 54
Consolidated Balance Sheet--December 31, 1998, 1997 and 1996.      Page 55
Consolidated Statement of Changes in Shareholders' Equity--Years
 ended December 31, 1998, 1997 and 1996.                           Page 56
Consolidated Statement of Cash Flows--Years ended December 31,
 1998, 1997 and 1996.                                              Page 57
Consolidated Statement of Comprehensive Income                     Page 58
Notes to Consolidated Financial Statements.                        Pages 59-79

   Selected Quarterly Financial Data, included as Exhibit 20 on page 52 in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information regarding directors is contained in "Election of Directors" and "Beneficial Ownership of Stock by Management," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

   The following is a list, as of February 26, 1999, of the names and ages of the executive officers of Mercantile and all positions and offices with Mercantile presently held by the person named. There is no family relationship between any of the named persons.

        Name        Age All Positions and Offices Held with Mercantile
        ----        --- ----------------------------------------------
 W.Randolph Adams    54 Senior Executive Vice President and Chief
                        Administrative Officer

 John Q. Arnold      54 Vice Chairman, Private Banking and Investments
 Jon W. Bilstrom     52 General Counsel and Secretary
 John P. Dubinsky    55 Chairman, President and Chief Executive Officer,
                        Mercantile Bank National  Association
 John R. Elmore      42 President and Chief Executive Officer, Mercantile
                        Credit Corp., Inc.
 Arthur G. Heise     50 Senior Vice President and Auditor
 Thomas H. Jacobsen  59 Chairman of the Board, President and Chief Executive
                        Officer
 Stephen F. Milstid  48 Vice Chairman--Operations, Mercantile Bank National
                        Association
 John W. McClure     53 Vice Chairman and Chief Financial Officer
 Michael T. Normile  49 Senior Vice President, Finance and Control

   The executive officers were appointed by and serve at the pleasure of the Board of Directors of Mercantile. Messrs. Adams, Arnold, Bilstrom, Heise, Jacobsen, Milstid, McClure and Normile have served as executive or senior officers of either Mercantile or Mercantile Bank for at least the last five years. Mr. Dubinsky served as President and Chief Executive Officer at Mark Twain Bancshares, Inc. prior to joining Mercantile in April of 1997. Mr. Elmore served as President of Mercantile Bank of Lawrence from 1990 until starting in his new position in 1998.

   Information regarding compliance with Section 16 of the Securities and Exchange Act of 1934, as amended, is contained in "Compliance with Section 16(a) of the Exchange Act," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

   Information regarding executive compensation is contained in "Compensation of Executive Officers," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof" and "Beneficial Ownership of Stock by Management," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   Information regarding certain relationships and related transactions is contained in "Interest of Management and Others in Certain Transactions," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) (1) Financial Statements: Incorporated herein by reference, are listed in Item 8 hereof.

     (2) Financial Statement Schedules: None.

     (3) Exhibits: See Exhibit Index at page 17 hereof.

    (b) Reports on Form 8-K

     Registrant filed a Current Report on Form 8-K on October 7, 1998, as previously disclosed in the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. That 8-K, under Item 5, contained supplemental consolidated financial statements for the years ended December 31, 1997, 1996 and 1995. Said statements restated Registrant's historical consolidated financial statements for those years to reflect the acquisitions of Firstbank of Illinois Co. ("Firstbank") and CBT Corporation ("CBT") on July 1, 1998. The Firstbank and CBT acquisitions were accounted for under the pooling-of-interests method of accounting. Registrant also filed Unaudited Interim Consolidated Financial Statements restating the Registrant's historical consolidated financial statements for the Firstbank and CBT transactions: 1) as of and for the three month periods ended March 31, 1998 and 1997; and 2) as of June 30, 1998 and 1997, and for the three and six month periods ended June 30, 1998 and 1997.

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

       Notes to Supplemental Consolidated Statements.

       Supplemental Interim Consolidated Statement of Income (Unaudited) for the three months ended March 31, 1998 and 1997.

       Supplemental Interim Consolidated Balance Sheets (Unaudited) as of March 31, 1998 and 1997.

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

       Supplemental Interim Consolidated Balance Sheets (Unaudited) as of June 30, 1998 and 1997.

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

                                          MERCANTILE BANCORPORATION INC.
                                          (Registrant)



                                                /s/ Thomas H. Jacobsen
Date: March 26, 1999                      By: _________________________________
                                                    Thomas H. Jacobsen
                                             Chairman of the Board, President,
                                                Chief Executive Officer and
                                                         Director

                               POWER OF ATTORNEY

   We, the undersigned officers and directors of Mercantile Bancorporation Inc., hereby severally and individually constitute and appoint Thomas H. Jacobsen and John W. McClure, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


     /s/ Thomas H. Jacobsen          Chairman of the Board,          March 26, 1999
____________________________________  President and Chief
        (Thomas H. Jacobsen)          Executive Officer
    Principal Executive Officer

      /s/ John W. McClure            Vice Chairman, Chief            March 18, 1999
____________________________________  Financial Officer
         (John W. McClure)
    Principal Financial Officer

     /s/ Michael T. Normile          Senior Vice President,          March 19, 1999
____________________________________  Finance and Control
        (Michael T. Normile)
    Principal Accounting Officer

     /s/ Richard E. Beumer                     Director              March 16, 1999
____________________________________
        (Richard E. Beumer)

      /s/ Harry M. Cornell                     Director              March 15, 1999
____________________________________
      (Harry M. Cornell, Jr.)

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ Dr. Henry Givens                     Director              March 15, 1999
____________________________________
      (Dr. Henry Givens, Jr.)

      /s/ William A. Hall                      Director              March 16, 1999
____________________________________
         (William A. Hall)

      /s/ Cinda A. Hallman                     Director              March 15, 1999
____________________________________
         (Cinda A. Hallman)

      /s/ Frank Lyon, Jr.                      Director              March 15, 1999
____________________________________
         (Frank Lyon, Jr.)

      /s/ Robert W. Murray                     Director              March 23, 1999
____________________________________
         (Robert W. Murray)

      /s/ Harvey Saligman                      Director              March 16, 1999
____________________________________
         (Harvey Saligman)

      /s/ Craig D. Schnuck                     Director              March 26, 1999
____________________________________
         (Craig D. Schnuck)

      /s/ Alvin J. Siteman                     Director              March 16, 1999
____________________________________
         (Alvin J. Siteman)

     /s/ Patrick T. Stokes                     Director              March 22, 1999
____________________________________
        (Patrick T. Stokes)

       /s/ John A. Wright                      Director              March 14, 1999
____________________________________
          (John A. Wright)

                                 EXHIBIT INDEX

 Exhibit No.                          Description
 -----------                          -----------
 No. 3-1(a)  Restated Articles of Incorporation of the Registrant, as
             amended and currently in effect, filed as Exhibit 3-1(a) to
             Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-11792), are
             incorporated herein by reference.
 No. 3-1(b)  Certificate of Designation, Preferences and Rights of Series
             B Junior Participating Preferred Stock of the Registrant
             filed as Exhibit 3-1(b) to Registrant's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1998 (Commission
             File No. 1-11792), is incorporated herein by reference.
 No. 3-2     By-Laws of the Registrant, as amended and currently in
             effect, filed as Exhibit 3.2 to Amendment No. 2 to
             Registrant's Registration Statement on Form S-4 (No. 333-
             17757), are incorporated herein by reference.
 No. 4-1     Form of Indenture Regarding Subordinated Securities between the Registrant and The First National Bank of Chicago as
             Trustee, filed on March 31, 1992 as Exhibit 4.1 to
             Registrant's Report on Form 8-K dated September 24, 1992
             (Commission File No. 1-11792), is incorporated herein by
             reference.
 No. 4-2     Rights Agreement dated as of May 20, 1998, between
             Registrant and Harris Trust and Savings Bank, as Rights
             Agent (including as an exhibit thereto the form of Rights
             Certificate) filed as Exhibit 4-2 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1998 (Commission File No. 1-11792), is incorporated herein by reference.
 No. 4-3     Form of Indenture Regarding Senior Debt Securities, filed as
             Exhibit 4.1 to Registrant's Registration Statement on Form
             S-3 (No. 333-25775), is incorporated herein by reference.
 No. 4-4     Form of Indenture Regarding Subordinated Debt Securities,
             filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (No. 333-25775), is incorporated herein by
             reference.
 No. 4-5     Indenture, dated February 4, 1997; First Supplemental
             Indenture, dated February 4, 1997, and Supplemental
             Indenture of First Supplemental Indenture, dated May 22,
             1997, between the Company, as issuer, and The Chase
             Manhattan Bank, as Indenture Trustee, filed as Exhibits 4.5,
             4.6 and 4.12, respectively, to the Company's Registration
             Statement on Form S-4 (No. 333-25131), are incorporated
             herein by reference.
 No. 10-1    The Mercantile Bancorporation Inc. 1987 Stock Option Plan,
             as amended, filed as Exhibit 10-3 to Registrant's Report on
             Form 10-K for the year ended December 31, 1989 (Commission
             File No. 1-11792), is incorporated herein by reference.*
 No. 10-2    The Mercantile Bancorporation Inc. Amended and Restated
             Executive Incentive Compensation Plan, filed as Annex H to
             Registrant's definitive Proxy Statement for the 1997 Annual
             Meeting of Shareholders (Commission File No. 1-11792), is
             incorporated herein by reference.*
 No. 10-3    The Mercantile Bancorporation Inc. Employee Stock Purchase
             Plan, filed as Exhibit 10-7 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1989 (Commission
             File No. 1-11792), is incorporated herein by reference.*
 No. 10-4    The Mercantile Bancorporation Inc. 1991 Employee Incentive
             Plan, filed as Exhibit 10-7 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1990 (Commission
             File No. 1-11792), is incorporated herein by reference.*
 No. 10-5    Amendment Number One to the Mercantile Bancorporation Inc.
             1991 Employee Incentive Plan, filed as Exhibit 10-6 to
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1994 (Commission File No. 1-11792), is
             incorporated herein by reference.*
 No. 10-6    The Mercantile Bancorporation Inc. Amended and Restated
             Stock Incentive Plan, filed as Annex G to Registrant's
             definitive Proxy Statement for the 1997 Annual Meeting of
             Shareholders (Commission File No. 1-11792), is incorporated herein by reference.*
 No. 10-7    The Mercantile Bancorporation Inc. 1994 Stock Incentive Plan
             for Non-Employee Directors, filed as Appendix E to
             Registrant's definitive Proxy Statement for the 1994 Annual
             Meeting of Shareholders (Commission File No. 1-11792), is
             incorporated herein by reference.*

 Exhibit No.                          Description
 -----------                          -----------
 No. 10-8    The Mercantile Bancorporation Inc. Amended and Restated
             Voluntary Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-8 (No. 333-
             47713), is incorporated herein by reference.*
 No. 10-9    Mercantile Bancorporation Inc. Supplemental Retirement Plan,
             filed as Exhibit 10-12 to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1992 (Commission File
             No. 1-11792), is incorporated herein by reference.*
 No. 10-10   Mercantile Bancorporation Inc. Voluntary Deferred
             Compensation Plan for Non-Employee Affiliate Directors and
             Advisory Directors, filed as Exhibit 10.3 to Registrant's
             Registration Statement on Form S-8 (No. 333-47713), is
             incorporated herein by reference.*
 No. 10-11   Mercantile Bancorporation Inc. Amended and Restated Stock
             Incentive Plan for Non-Employee Directors, filed as Exhibit
             10.2 to Registrant's Registration Statement on Form S-8 (No.
             333-47713), is incorporated herein by reference.*
 No. 10-12   Employment Agreement for Thomas H. Jacobsen, as amended and restated, filed as Exhibit 10.9 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1997
             (Commission File No. 1-11792), is incorporated by reference herein.*
 No. 10-13   Form of Change of Control Employment Agreement for John W.
             McClure, W. Randolph Adams, John Q. Arnold and Certain Other
             Executive Officers, filed as Exhibit 10-10 to Registrant's
             Annual Report on Form 10-K for the year ended December 31,
             1989 (Commission File No. 1-11792), is incorporated herein by reference.*
 No. 10-14   Employment Agreement for Alvin J. Siteman, dated November
             18, 1996, filed as Exhibit 10.3 to Registrant's Report on
             Form 10-Q for the quarter ended March 31, 1997 (Commission
             File No. 1-11792), is incorporated herein by reference.*
 No. 10-15   Employment Agreement for John P. Dubinsky, dated October 27,
             1996, filed as Exhibit 10.4 to Registrant's Report on Form
             10-Q for the quarter ended March 31, 1997 (Commission File
             No. 1-11792), is incorporated herein by reference.*
 No. 13      Excerpts from Annual Report of the Registrant to its
             Shareholders for the year ended December 31, 1998.
 No. 21      Subsidiaries of the Registrant as of February 26, 1999.
 No. 23      Consent of KPMG LLP.
 No. 24      Power of Attorney (on signature page).
 No. 27      Financial Data Schedule (December 31, 1998).

--------
   *Management contract or compensatory plan or arrangement