Form 10-Q
period 1999-03-31
MERCANTILE BANCORPORATION INC
filed 1999-05-14
CIK 64907

================================================================================


                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED MARCH 31, 1999    COMMISSION FILE NUMBER 1-11792

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

COMMON STOCK, $.01 PAR VALUE, 157,936,081 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON APRIL 30, 1999.

================================================================================

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                  PAGE NO.
                                                                                  --------
Item 1--Financial Statements

    Consolidated Statement of Income (Unaudited)
    Three months ended March 31, 1999 and 1998                                        3

    Consolidated Balance Sheet
    March 31, 1999 and 1998 (Unaudited), and December 31, 1998                        4

    Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
    Three months ended March 31, 1999 and 1998                                        5

    Consolidated Statement of Cash Flows (Unaudited)
    Three months ended March 31, 1999 and 1998                                        6

    Notes to Consolidated Financial Statements                                        7

Item 2--Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                     9

Item 3--Quantitative and Qualitative Disclosures Regarding Market Risk

          There have been no material changes from the information provided in the December 31, 1998 Form 10-K.

                          PART II--OTHER INFORMATION

Item 4--Submission of Matters to a Vote of Security Holders                          25

Item 6--Exhibits and Reports on Form 8-K                                             25

Signature                                                                            27

Exhibit Index                                                                        28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(THOUSANDS EXCEPT PER SHARE DATA)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                      1999                1998
                                                                                      ----                ----

       INTEREST INCOME
         Interest and fees on loans and leases                                      $431,903            $442,332
         Investments in debt and equity securities
           Trading                                                                     2,579               2,065
           Taxable                                                                   140,293             135,941
           Tax-exempt                                                                  5,463               6,111
                                                                                    --------            --------
               Total Investments in Debt and Equity Securities                       148,335             144,117
         Due from banks--interest bearing                                              3,691               3,093
         Federal funds sold and repurchase agreements                                  3,009               3,638
                                                                                    --------            --------
               Total Interest Income                                                 586,938             593,180

       INTEREST EXPENSE
         Interest bearing deposits                                                   210,757             229,803
         Foreign deposits                                                              5,881               7,617
         Short-term borrowings                                                        30,857              52,329
         Bank notes                                                                      133               2,323
         Long-term debt and mandatorily redeemable preferred securities               55,081              28,387
                                                                                    --------            --------
               Total Interest Expense                                                302,709             320,459
                                                                                    --------            --------
             NET INTEREST INCOME                                                     284,229             272,721
       PROVISION FOR POSSIBLE LOAN LOSSES                                              7,479               8,537
                                                                                    --------            --------
             NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES            276,750             264,184

       OTHER INCOME
         Trust                                                                        29,142              28,128
         Service charges                                                              29,640              28,244
         Investment banking and brokerage                                             11,082              11,066
         Mortgage banking                                                              6,199               5,943
         Gain on sale of mortgage servicing rights                                        --              23,155
         Securitization revenue                                                        5,451               4,523
         Securities gains                                                             12,963               4,453
         Miscellaneous                                                                31,967              31,439
                                                                                    --------            --------
             Total Other Income                                                      126,444             136,951

       OTHER EXPENSE
         Salaries                                                                    101,687             102,631
         Employee benefits                                                            21,652              22,547
         Net occupancy                                                                17,191              16,184
         Equipment                                                                    23,689              20,858
         Intangible asset amortization                                                14,323              14,596
         Postage and freight                                                           7,604               7,305
         Miscellaneous                                                                39,208              36,417
                                                                                    --------            --------
             Total Other Expense                                                     225,354             220,538
                                                                                    --------            --------
               INCOME BEFORE INCOME TAXES                                            177,840             180,597
       INCOME TAXES                                                                   59,803              65,738
                                                                                    --------            --------
               NET INCOME                                                           $118,037            $114,859
                                                                                    ========            ========

       PER SHARE DATA
         Basic earnings per share                                                       $.75                $.76
         Diluted earnings per share                                                      .74                 .75
         Dividends declared                                                              .34                 .31

The accompanying notes to consolidated financial statements are an integral part of these statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)

                                                                                     MARCH 31                      MARCH 31
                                                                                       1999         DEC. 31          1998
                                                                                   (UNAUDITED)       1998        (UNAUDITED)
                                                                                   -----------      -------      -----------
ASSETS
    Cash and due from banks                                                        $ 1,210,972     $ 1,760,636    $ 1,316,663
    Due from banks--interest bearing                                                   291,561         367,304        280,676
    Federal funds sold and repurchase agreements                                       366,270         226,730        336,417
    Investments in debt and equity securities
      Trading                                                                          188,069         126,540        125,680
      Available-for-sale (Amortized cost
        of $9,319,603, $9,185,770 and $8,784,082,
        respectively)                                                                9,308,727       9,246,790      8,829,585
      Held-to-maturity (Estimated fair
        value of $83,512, $99,336 and
        $314,356, respectively)                                                         81,906          97,607        307,234
                                                                                   -----------     -----------    -----------
          Total Investments in Debt and Equity Securities                            9,578,702       9,470,937      9,262,499

    Loans held-for-sale                                                                176,050         217,941        249,407

    Loans and leases, net of unearned income                                        22,300,949      22,093,317     21,513,860
                                                                                   -----------     -----------    -----------
          Total Loans and Leases                                                    22,476,999      22,311,258     21,763,267
    Reserve for possible loan losses                                                  (309,048)       (308,890)      (293,565)
                                                                                   -----------     -----------    -----------
          Net Loans and Leases                                                      22,167,951      22,002,368     21,469,702
    Bank premises and equipment                                                        533,807         545,559        542,774
    Intangible assets                                                                  765,560         781,188        823,955
    Other assets                                                                       663,996         645,455      1,116,631
                                                                                   -----------     -----------    -----------
          Total Assets                                                             $35,578,819     $35,800,177    $35,149,317
                                                                                   ===========     ===========    ===========

LIABILITIES
    Deposits
      Non-interest bearing                                                          $3,901,014     $ 4,453,048    $ 3,834,599
      Interest bearing                                                              20,398,177      20,526,576     20,935,126
      Foreign                                                                          423,206         481,773        463,426
                                                                                   -----------     -----------    -----------
          Total Deposits                                                            24,722,397      25,461,397     25,233,151
    Federal funds purchased and repurchase agreements                                2,353,079       2,087,373      2,142,440
    Other short-term borrowings                                                        377,296         915,287      1,656,666
    Bank notes                                                                              --          25,000         25,000
    Long-term Federal Home Loan Bank advances                                        3,475,038       2,790,336      1,447,362
    Other long-term debt                                                               781,032         782,998        789,588
    Company-obligated mandatorily redeemable preferred
      securities of Mercantile Capital Trust I                                         150,000         150,000        150,000
    Other liabilities                                                                  618,514         514,031        861,944
                                                                                   -----------     -----------    -----------
          Total Liabilities                                                         32,477,356      32,726,422     32,306,151
Commitments and contingent liabilities                                                      --              --             --

                                            MARCH 31      DEC. 31      MARCH 31
                                              1999         1998          1998
                                            --------      -------      --------
SHAREHOLDERS' EQUITY

    Preferred stock--no par value
      Shares authorized                       5,000         5,000        5,000
      Shares issued and outstanding              --            --           --              --              --             --
    Common stock--$.01 par value
      Shares authorized                     400,000       400,000      200,000
      Shares issued                         157,916       157,487      153,326           1,578           1,574          1,535
    Capital surplus                                                                  1,009,106         999,595      1,065,295
    Retained earnings                                                                2,099,532       2,035,157      1,840,855
    Accumulated other comprehensive income                                              (6,600)         41,160         32,740
    Treasury stock, at cost                      47            83        1,845          (2,153)         (3,731)       (97,259)
                                                                                   -----------     -----------    -----------
          Total Shareholders' Equity                                                 3,101,463       3,073,755      2,843,166
                                                                                   -----------     -----------    -----------
          Total Liabilities and
           Shareholders' Equity                                                    $35,578,819     $35,800,177    $35,149,317
                                                                                   ===========     ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (THOUSANDS EXCEPT PER SHARE DATA)

                                                                                        ACCUMULATED
                                                                                           OTHER                        TOTAL
                                                 COMMON     CAPITAL       RETAINED     COMPREHENSIVE    TREASURY    SHAREHOLDERS'
                                                 STOCK      SURPLUS       EARNINGS        INCOME         STOCK         EQUITY
                                                 ------     -------       --------     -------------    --------    -------------

BALANCE AT DECEMBER 31, 1997                     $1,489    $1,016,844    $1,724,752      $ 25,222       $ (6,005)    $2,762,302

Net income                                                                  114,859                                     114,859

Other comprehensive income:
  Holding gains on available-for-sale
    securities, net of tax of $4,956                                                        9,204                         9,204

  Less: Reclassification adjustment for
    securities gains included in net income
    above, net of tax of $1,559                                                            (2,894)                       (2,894)
                                                                                         --------                    ----------
      Other Comprehensive Income Net of Tax                                                 6,310                         6,310
                                                                                                                     ----------
      Total Comprehensive Income                                                                                        121,169
Common dividends declared:
  Mercantile Bancorporation Inc.--$.31 per
    share                                                                   (41,747)                                    (41,747)
  Pooled companies prior to acquisition                                      (5,208)                                     (5,208)
Issuance of common stock in acquisitions of:
  HomeCorp, Inc.                                      9         6,727        13,765            27                        20,528
  Horizon Bancorp, Inc.                              25        10,755        34,434         1,181            357         46,752
Issuance of common stock for:
  Employee incentive plans                            9        28,628                                      2,193         30,830
  Convertible notes                                   1            86                                                        87
Purchase of treasury stock                                                                               (93,804)       (93,804)
Pre-merger transactions of pooled companies and
  other                                               2         2,255                                                     2,257
                                                 ------    ----------    ----------      --------       --------     ----------
BALANCE AT MARCH 31, 1998                        $1,535    $1,065,295    $1,840,855      $ 32,740       $(97,259)    $2,843,166
                                                 ======    ==========    ==========      ========       ========     ==========

BALANCE AT DECEMBER 31, 1998                     $1,574    $  999,595    $2,035,157      $ 41,160       $ (3,731)    $3,073,755
Net income                                                                  118,037                                     118,037
Other comprehensive income (loss):
  Holding losses on available-for-sale
    securities, net of tax benefit of $21,180                                             (39,334)                      (39,334)
  Less: Reclassification adjustment for
    securities gains included in net income
    above, net of tax of $4,537                                                            (8,426)                       (8,426)
                                                                                         --------                    ----------
      Other Comprehensive Loss Net of Tax
        Benefit                                                                           (47,760)                      (47,760)
                                                                                                                     ----------
      Total Comprehensive Income                                                                                         70,277
Common dividends declared--$.34 per share                                   (53,662)                                    (53,662)
Issuance of common stock for:
  Employee incentive plans                            4         9,384                                      2,863         12,251
  Convertible notes                                               127                                                       127
Purchase of treasury stock                                                                                (1,285)        (1,285)
                                                 ------    ----------    ----------       -------       --------     ----------
BALANCE AT MARCH 31, 1999                        $1,578    $1,009,106    $2,099,532      $ (6,600)      $ (2,153)    $3,101,463
                                                 ======    ==========    ==========      ========       ========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                          1999               1998
                                                                          ----               ----

       OPERATING ACTIVITIES
         Net income                                                    $  118,037         $   114,859
         Adjustments to reconcile net income to net cash provided
          by operating activities
           Provision for possible loan losses                               7,479               8,537
           Depreciation and amortization                                   19,439              18,287
           Provision for deferred income taxes (credits)                    1,486              (2,305)
           Net change in loans held-for-sale                               41,891            (146,378)
           Net change in trading securities                                17,365              13,575
           Net change in accrued interest receivable                        5,911              14,722
           Net change in accrued interest payable                          11,465               8,449
           Other, net                                                      55,339             (41,856)
                                                                       ----------         -----------
             Net Cash Provided (Used) by Operating Activities             278,412             (12,110)

       INVESTING ACTIVITIES
         Investments in debt and equity securities, other than
          trading securities
           Purchases                                                   (2,188,944)         (2,474,948)
           Proceeds from maturities                                       964,683           1,332,649
           Proceeds from sales of available-for-sale securities         1,098,838             606,143
         Net change in loans and leases                                  (278,974)            243,072
         Purchases of loans and leases                                   (141,874)           (127,651)
         Proceeds from sale of mortgage servicing rights                       --              26,330
         Proceeds from sales of loans and leases                          195,375             205,855
         Purchases of premises and equipment                              (16,645)            (20,392)
         Proceeds from sales of premises and equipment                      8,045               3,830
         Proceeds from sales of foreclosed property                        11,425               9,975
         Net cash and cash equivalents received from (paid for)
          acquisitions                                                         --              34,448
         Net cash and cash equivalents received from (paid for)
          sale of banking offices                                              --              (3,524)
         Other, net                                                         5,137               5,588
                                                                       ----------         -----------
             Net Cash Used by Investing Activities                       (342,934)           (158,625)

       FINANCING ACTIVITIES
         Net change in non-interest bearing, savings, interest
            bearing demand and money market deposit accounts             (563,103)            (92,349)
         Net change in time certificates of deposit under $100,000       (297,613)           (308,440)
         Net change in time certificates of deposit $100,000 and
          over                                                            189,885              95,093
         Net change in other time deposits                                 (9,602)             14,787
         Net change in foreign deposits                                   (58,567)           (122,013)
         Net change in short-term borrowings                             (296,867)             62,724
         Principal payments on bank notes                                 (25,000)           (150,000)
         Issuance of long-term FHLB advances and other long-term
          debt                                                            935,000             851,500
         Principal payments on long-term debt                            (252,035)             (5,275)
         Cash dividends paid                                              (49,789)            (44,580)
         Proceeds from issuance of common stock from employee
           incentive plans                                                  7,631              10,568
         Purchase of treasury stock                                        (1,285)            (93,804)
                                                                       ----------         -----------
             Net Cash Provided (Used) by Financing Activities            (421,345)            218,211
                                                                       ----------         -----------
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (485,867)             47,476
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,354,670           1,886,280
                                                                       ----------         -----------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                $1,868,803         $ 1,933,756
                                                                       ==========         ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

ACCOUNTING POLICIES

The consolidated financial statements include all adjustments which are, in the opinion of management, necessary for the fair statement of the results of these periods and are of a normal recurring nature. Certain reclassifications have been made to the 1998 historical financial statements to conform to the 1999 presentation.

NOTE B

NEW ACCOUNTING STANDARDS

Financial Accounting Standard ("FAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives will be reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. FAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999 with earlier adoption permitted. The Corporation has not adopted FAS 133 yet and is currently evaluating FAS 133's effect on its financial position and results of operations, but it is not expected to have a material impact.

NOTE C

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted earnings per share gives effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options, the issuance of share equivalents under other employee incentive plans and the conversion of the entire balance of outstanding convertible notes. Net income is increased in the diluted earnings per share computation by interest expense that would not be incurred on notes if they converted, net of taxes. The components of basic and diluted earnings per share are as follows:

                                                                  (THOUSANDS EXCEPT PER SHARE DATA)
                                                                            FIRST QUARTER
                                                                   1999                       1998
                                                                   ----                       ----

BASIC
Net income                                                         $118,037                   $114,859
Weighted average common shares outstanding                      157,632,844                151,056,828
    BASIC EARNINGS PER SHARE                                           $.75                       $.76

DILUTED
Net income                                                         $118,037                   $114,859
Interest on convertible notes, net of taxes                               8                         12
                                                                   --------                   --------
    Diluted Net Income                                             $118,045                   $114,871
                                                                   ========                   ========
Weighted average common shares outstanding                      157,632,844                151,056,828
Employee incentive plans                                          1,897,044                  2,722,594
Convertible notes                                                    71,807                     98,140
                                                                -----------                -----------
    Diluted Average Shares Outstanding                          159,601,695                153,877,562
                                                                ===========                ===========

    DILUTED EARNINGS PER SHARE                                         $.74                       $.75

NOTE D

ACQUISITIONS

On July 1, 1998, the Corporation acquired CBT Corporation ("CBT") of Paducah, Kentucky, and Firstbank of Illinois Co. ("Firstbank"), headquartered in Springfield, Illinois. The CBT and Firstbank acquisitions were accounted for under the pooling-of-interests method. Net income, net interest income and basic earnings per share in 1998 for the Corporation, CBT and Firstbank prior to this restatement were as follows:

                                                   (THOUSANDS EXCEPT
                                                    PER SHARE DATA)
                                                   SIX MONTHS ENDED
                                                     JUNE 30, 1998
                                                   ----------------

CORPORATION

Net income                                             $198,902

Net interest income                                     482,912

Basic earnings per share                                   1.50

CBT

Net income                                                7,151

Net interest income                                      21,038

Basic earnings per share                                   1.40

FIRSTBANK

Net income                                               15,953

Net interest income                                      44,073

Basic earnings per share                                   1.21

NOTE E

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

NOTE F

PENDING MERGER

On April 30, 1999, a definitive Agreement and Plan of Merger by and between Mercantile and Firstar Corporation ("Firstar") was signed. Pursuant to the terms of the Merger Agreement, Mercantile will merge with and into Firstar in a transaction structured as and intended to be a tax-free reorganization, with Mercantile shareholders to receive Firstar common stock valued on that day at approximately $10.6 billion. The parties at the same time also signed stock option agreements granting each other options to purchase the other's stock, which options become exercisable upon the occurrence of certain events. Firstar is a $38 billion-asset bank holding company headquartered in Milwaukee. Under terms of the agreement, Mercantile shareholders will receive 2.091 shares of Firstar common stock for each share of Mercantile common stock owned. The transaction will be accounted for as a pooling-of-interests, and is expected to close in the fourth quarter of 1999, pending shareholder and regulatory approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

-------------------------------------------------------------------------------------------------
EXHIBIT 1
HIGHLIGHTS
                                                                      FIRST QUARTER
($ IN THOUSANDS EXCEPT PER SHARE DATA)                     1999              1998          CHANGE
-------------------------------------------------------------------------------------------------
PER SHARE DATA
    Diluted earnings per share                             $  .74            $  .75        (1.3)%
    Basic earnings per share                                  .75               .76        (1.3)
    Dividends declared                                        .34               .31         9.7
    Book value at March 31                                  19.65             18.77         4.7
    Market price at March 31                                47.50             54.81       (13.3)
-------------------------------------------------------------------------------------------------
OPERATING RESULTS
    Taxable-equivalent net interest income               $288,169          $276,956         4.0%
    Tax-equivalent adjustment                               3,940             4,235        (7.0)
    Net interest income                                   284,229           272,721         4.2
    Provision for possible loan losses                      7,479             8,537       (12.4)
    Other income                                          126,444           136,951        (7.7)
    Other expense                                         225,354           220,538         2.2
    Income taxes                                           59,803            65,738        (9.0)
    Net income                                           $118,037          $114,859         2.8
-------------------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA
    Return on assets                                         1.33%             1.35%
    Return on equity                                        15.20             16.03
    Efficiency ratio                                        54.35             53.28
    Other expense to average assets                          2.54              2.59
    Net interest rate margin                                 3.61              3.62
    Tangible equity to tangible assets                       6.71              5.88
    Equity to assets                                         8.72              8.09
    Tier I capital to risk-adjusted assets                   9.78              9.20
    Total capital to risk-adjusted assets                   12.33             12.11
    Leverage                                                 7.28              6.60
    Reserve for possible loan losses to
     outstanding loans                                       1.37              1.35
    Reserve for possible loan losses to
     non-performing loans                                  284.80            280.52
    Non-performing loans to outstanding loans                 .48               .48
    Banks                                                       7                32
    Banking offices                                           470               516
    Full-time equivalent employees                         10,441            11,034
-------------------------------------------------------------------------------------------------
AVERAGE BALANCES
    Total assets                                      $35,555,247       $34,038,516         4.5%
    Earning assets                                     32,378,963        31,027,000         4.4
    Loans and leases                                   22,330,334        21,584,431         3.5
    Deposits                                           25,047,723        24,885,651          .7
    Shareholders' equity                                3,106,499         2,866,071         8.4
-------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY

   Net income for Mercantile Bancorporation Inc. ("Corporation" or "Mercantile") in the first quarter of 1999 was $118,037,000 compared with the $114,859,000 earned in the same period a year ago. Diluted earnings per share was $.74 in 1999 compared with $.75 in the prior year and basic earnings per share was $.75 compared with $.76 in the first quarter of 1998. Return on average assets was 1.33% in 1999 compared with 1.35% in 1998, while return on average equity was 15.20% versus 16.03% last year. Other financial highlights for the first quarter of 1999 and 1998 are presented on Exhibit 1. There were significant transactions in both years and their impact on the results of operations are discussed below.

   -----------------------------------------------------------------------------------------------------------------------------
   EXHIBIT 2
   ACQUISITIONS
   ($ IN THOUSANDS)
                                                                                            CONSIDERATION
                                                                                       ------------------------
                                                                                                       GROSS          ACCOUNTING
                                        DATE             ASSETS         DEPOSITS         CASH          SHARES           METHOD
                                        ----             ------         --------         ----          ------         ----------
    BANK ACQUISITIONS COMPLETED
    First Financial
     Bancorporation                Sept. 28, 1998      $  558,483      $  477,573         $12         3,138,823      Pooling<F1>
    Financial Services
     Corporation of the Midwest    Aug. 3, 1998           514,051         414,350           4         2,071,448      Pooling<F1>
    CBT Corporation                July 1, 1998         1,006,384         695,923          34         5,123,214      Pooling
    Firstbank of Illinois Co.      July 1, 1998         2,285,146       1,969,600          64        13,352,641      Pooling
    HomeCorp, Inc.                 Mar. 2, 1998           335,137         309,157          14           854,760      Pooling<F1>
    Horizon Bancorp, Inc.          Feb. 2, 1998           536,507         454,230           2         2,549,970      Pooling<F1>

    NONBANK ACQUISITION
     COMPLETED
    Bruno Stolze & Company,
     Inc.                          Sept. 30, 1998                                        <F2>           <F2>         Purchase


   <F1> The Corporation's historical financial statements were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of Mercantile.

   <F2> Terms of the transaction not disclosed.
--------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------
EXHIBIT 3
CASH BASED EARNINGS
($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                             FIRST QUARTER
                                      1999        1998      CHANGE
                                      ----        ----      ------

Net Income                          $118,037    $114,859      2.8%
Add Back:
  Goodwill amortization               13,790      13,954     (1.2)
Other intangible asset
    amortization                         533         642    (17.0)
                                    --------    --------
    Total Intangible Asset
      Amortization                    14,323      14,596     (1.9)
Less:

  Tax effect                            (197)       (229)   (14.0)
                                    --------    --------
CASH BASED NET INCOME               $132,163    $129,226      2.3
                                    ========    ========

CASH BASED DILUTED EARNINGS
 PER SHARE                              $.83        $.84     (1.2)%
CASH BASED PERFORMANCE RATIOS
 Return on tangible assets              1.52%       1.56%
 Return on tangible equity             22.66       25.41
 Efficiency ratio                      50.90       49.76
 Other expense to average
  tangible assets                       2.43        2.48

--------------------------------------------------------------------

   The Corporation believes it is important to also disclose cash based earnings and ratios, which excludes intangible asset amortization, because they are more indicative of cash flows, and thus, the Corporation's ability to support growth and pay dividends. In 1999, first quarter cash based diluted earnings per share was $.83 compared with the $.84 earned in 1998. See Exhibit 3 for other cash based performance ratios.

   Net interest income for the first quarter of 1999 was $284,229,000 compared with $272,721,000 in the year-earlier period, an increase of 4.2%. The net interest rate margin increased to 3.61% from 3.56% in the fourth quarter of 1998, yet was down slightly from 3.62% last year. Average earning assets for 1999 of $32.4 billion grew by $1.4 billion or 4.4% from $31.0 billion in the first quarter of 1998. The growth was primarily in commercial loans and securities partially offset by the paydown of residential mortgage loans.

   Other income was $126,444,000 in the first quarter of 1999, a decrease of 7.7% from a year ago. The first quarter of 1998 was favorably influenced by a $23,155,000 pre-tax gain on the sale of mortgage servicing rights and gains of $2,002,000 on the sale of an acquired corporate trust business and $2,658,000 on the sale of an out-of-market credit card portfolio. Excluding those gains from 1998 results and securities gains from both years, non-interest income was up by $8,798,000 or 8.4% from 1998. Fee growth in all core businesses accounted for the increase. The

   Corporation introduced a program titled "Profit 2000" late in 1998 to proceed with initiatives to grow fee-based businesses and streamline the organization.

   Non-interest expenses in 1999 were $225,354,000, a modest 2.2% increase over 1998. The efficiency ratio was 54.35% compared with 53.28% last year, and the expense to average assets ratio improved to 2.54% compared with 2.59% in the first quarter of 1998. The cash based efficiency ratio was 50.90% compared with 49.76% last year, and the expense to tangible assets ratio was 2.43% compared with 2.48% in 1998. Most of the growth in operating expenses was related to investments made in technology and communications.

   The provision for possible loan losses for the quarter was $7,479,000 compared with $8,537,000 in 1998. Net charge-offs for 1999 and 1998 were $7,321,000 and $6,957,000, respectively, and on an annualized basis were .13% of average loans in both quarters. At March 31, 1999, the reserve for possible loan losses was $309,048,000, and covered 284.80% of non-performing loans compared with 335.25% at year-end 1998 and 280.52% last March 31.

   The Corporation modified its non-performing loan classifications in the first quarter of 1999 to make them more consistent with industry practice. Thesechanges are discussed on page 18 of this report. Non-performing loans (i.e., non-accrual and renegotiated loans) as of March 31, 1999 were $108,515,000 or .48% of total loans compared with the year-end 1998 figures of $92,137,000 or .41% and $104,650,000 or .48% at March 31, 1998.
   Impaired securities declined to $49,948,000 at March 31, 1999 from $63,296,000 at December 31, 1998 due to paydowns and selective sales. Foreclosed assets were $16,123,000 at March 31, 1999 versus $23,166,000 at March 31, 1998 and $13,500,000 at year-end.

   Consolidated assets of $35.6 billion were up 1.2% from last March 31. Core deposits decreased by 2.9% to $22.2 billion, loans were up 3.3% to $22.5 billion, and shareholders' equity of $3.1 billion was 9.1% higher than at March 31, 1998. All measures of capital adequacy remained adequate. Tier I capital to risk-adjusted assets was 9.78% while total capital to risk-adjusted assets at March 31, 1999 was 12.33%. The ratio of tangible equity to tangible assets was 6.71% at March 31, 1999.

   At March 31, 1999, Mercantile's assets were distributed as follows: St. Louis metropolitan area $18.5 billion, outstate Missouri $4.4 billion, metropolitan Kansas City $4.2 billion, Iowa and northwestern Illinois $3.6 billion, Arkansas $1.8 billion, outstate Illinois $2.2 billion and western Kentucky $.9 billion.

   On April 30, 1999, a definitive Agreement and Plan of Merger by and between Mercantile and Firstar Corporation ("Firstar") was signed. Mercantile will merge with and into Firstar in a transaction intended to be a tax-free reorganization, with Mercantile shareholders to receive 2.091 shares of Firstar common stock for each share of Mercantile common stock owned. At the same time, stock option agreements were signed granting each other options to purchase the other's stock, which options become exercisable upon the occurrence of certain events. Firstar, headquartered in Milwaukee, is a $38 billion-asset bank holding company with approximately 720 full-service banking offices in Ohio, Wisconsin, Kentucky, Illinois, Indiana, Iowa, Minnesota, Tennessee and Arizona. The transaction is expected to close in the fourth quarter of 1999, and will be accounted for as a pooling-of-interests.

   The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial condition of the Corporation for the first quarter of 1999.

LINE OF BUSINESS RESULTS

   The financial performance of Mercantile is monitored by an internal profitability measurement system that produces line of business results and key performance measures on a pre-tax basis. Mercantile's three major business units in 1999 include general commercial and retail banking ("Banking"), private banking and investments, and specialty retail banking ("Mercantile Credit Corp."). Asset/Liability Management ("ALM") includes the investment portfolio and the treasury function, and is a reportable business line under Financial Accounting Standard ("FAS") 131, "Disclosures about Segments of an Enterprise and Related Information". In 1998, the Corporation presented line of business results with ALM as a part of Banking. The management of ALM was separated from Banking in January 1999 and first quarter 1998 results have been restated for this change.

   The reported results reflect the underlying economics of the businesses which are match-funded for interest rate risk. Expenses for centrally provided services are allocated based on usage of those services, and loan loss provision is allocated based on credit quality. The contribution of Mercantile's major business units to consolidated results for the first quarter of 1999 with comparable amounts for 1998 is summarized in Exhibit 4.

---------------------------------------------------------------------------------------------------------------------------------
   EXHIBIT 4
   LINE OF BUSINESS RESULTS
    ($ IN MILLIONS)

                                                                         PRIVATE          ASSET/        PARENT
                                                      MERCANTILE        BANKING &       LIABILITY       COMPANY
                                         BANKING     CREDIT CORP.      INVESTMENTS      MANAGEMENT      & OTHER      CONSOLIDATED
                                         -------     ------------      -----------      ----------      -------      ------------

    FIRST QUARTER 1999
    ------------------
    OPERATING RESULTS
      Taxable-equivalent net interest
       income                            $    165       $   75           $    4           $   51        $   (7)        $   288
      Provision for possible loan
       losses                                   5            2               --               --            --               7
      Other income                             45           32               37               12            --             126
      Other expense                           126           57               26               --            16             225
                                         --------       ------           ------           ------        ------         -------
      Taxable-equivalent Income
        Before Income Taxes              $     79       $   48           $   15           $   63        $  (23)        $   182
                                         ========       ======           ======           ======        ======         =======
      Percent of Taxable-equivalent
        Income Before
        Income Taxes                         43.4%        26.4%             8.2%            34.6%        (12.6)%         100.0%

    AVERAGE BALANCES
      Loans and leases                   $ 15,450       $6,925           $  168           $   --        $ (213)        $22,330
      Deposits                             13,976        8,908              415            1,064           685          25,048

    PERFORMANCE RATIOS
      Efficiency ratio                      60.29%       53.91%           62.43%             N/A           N/A           54.35%
      Net interest rate margin               4.14         4.34             8.42              N/A           N/A            3.61
      Net charge-offs to average
       loans                                  .11          .17               --              N/A           N/A             .13

    -----------------------------------------------------------------------------------------------------------------------------
    FIRST QUARTER 1998
    ------------------
    OPERATING RESULTS
      Taxable-equivalent net interest
       income                            $    157       $   76           $    2           $   51        $   (9)        $   277
      Provision for possible loan
       losses                                   2            5               --               --             2               9
      Other income                             35           62               34                5             1             137
      Other expense                           125           60               23               --            12             220
                                         --------       ------           ------           ------        ------         -------
      Taxable-equivalent Income
        Before Income Taxes              $     65       $   73           $   13           $   56        $  (22)        $   185
                                         ========       ======           ======           ======        ======         =======
      Percent of Taxable-equivalent
        Income Before
        Income Taxes                         35.1%        39.5%             7.0%            30.3%        (11.9)%         100.0%

    AVERAGE BALANCES
      Loans and leases                   $ 14,403       $7,282           $   99           $   --        $ (200)        $21,584
      Deposits                             13,600        8,962              289            1,238           797          24,886

    PERFORMANCE RATIOS
      Efficiency ratio                      65.10%       43.47%           63.88%             N/A           N/A           53.28%
      Net interest rate margin               4.10         4.17             8.00              N/A           N/A            3.62
      Net charge-offs to average
       loans                                  .08          .26               --              N/A           N/A             .13
    -----------------------------------------------------------------------------------------------------------------------------

   Banking includes the Corporation's branch network and deposit gathering outside the St. Louis and Kansas City metropolitan areas, commercial lending and non-specialty retail lending. It is the largest business unit, and it houses most staff department functions. Pre-tax income improved by $14,000,000 or 21.5% from 1998. Loan growth, increases in net demand deposits and an expanded net interest rate margin accounted for an $8,000,000 increase in net interest income. The provision for loan losses increased by $3,000,000 from 1998 yet was only 13 basis points of average loans. The first quarter of 1998 included an abnormally low level of net charge-offs. Fee income improved by $10,000,000 due to growth in cash management fees, leasing income, service charges and miscellaneous ancillary sources. Operating expenses were held flat.

   Mercantile Credit Corp. includes the retail branch network in the St. Louis and Kansas City metropolitan areas, residential mortgage origination and servicing, credit card, indirect lending, insurance activities and consumer product management. The management of St. Louis and Kansas City retail moved to Mercantile Credit Corp. from Banking in early 1999, and 1998 results were restated for this transfer. Pre-tax income declined by $25,000,000 from 1998, due to the gains on sales of mortgage servicing rights and an out-of-market credit card loan portfolio in 1998. Increased pre-tax profits in the indirect lending and credit card businesses were offset by declines in mortgage banking and in the St. Louis and Kansas City retail banking units, caused largely by the reduction in core deposits from the first quarter of 1998.

   Private Banking & Investments was structured to serve the investment management needs of high net worth individuals. This line of business includes private banking offices, personal and institutional trust activities, institutional money management and retail brokerage. Pre-tax income improved by $2,000,000 or 15.4% due to expanded deposit and loan bases as well as growth in trust fees and brokerage revenue.

   Parent Company and Other includes interest expense on Parent Company debt, goodwill amortization, consolidation eliminations, provision for loan losses not allocated to the business units and some general corporate expenses not allocated to the business units. The pre-tax loss was consistent with 1998. The ALM unit pre-tax profit improved by $7,000,000 due to a higher level of securities gains in 1999.

NET INTEREST INCOME

   Net interest income for the first quarter of 1999 was $284,229,000, a 4.2% increase from the $272,721,000 earned last year. The net interest rate margin was 3.61% compared with 3.62% in 1998. Average earning assets in 1999 grew by $1.4 billion or 4.4% when compared with 1998, and average loans grew by $745,903,000 or 3.5%. This growth was funded by a $191,720,000 increase in purchased deposits, a $240,428,000 growth in equity and a $2.3 billion increase in long-term Federal Home Loan Bank ("FHLB") advances, partially offset by a $1.2 billion or 30.3% decrease in short-term borrowings.

---------------------------------------------------------------------
EXHIBIT 5
LOANS AND LEASES
($ IN THOUSANDS)
                                        MARCH 31
                                   1999           1998        CHANGE
                                   ----           ----        ------
Commercial                     $ 6,498,961    $ 5,384,406     20.7%
Real estate--commercial          3,757,207      3,613,094      4.0
Real estate--construction          953,492        738,515     29.1
Real estate--residential
  mortgage                       7,903,388      8,695,992     (9.1)
Real estate--home equity
  credit loans                     513,766        570,621    (10.0)
Consumer                         2,809,111      2,623,562      7.1
Credit card loans managed          441,074        537,077    (17.9)
Securitized credit card
  loans                           (400,000)      (400,000)      --
                               -----------    -----------
  Total Loans and Leases       $22,476,999    $21,763,267      3.3
                               ===========    ===========
---------------------------------------------------------------------

   Securities are the largest category of earning assets after loans, and averaged $9.5 billion in the first quarter of 1999, an increase of $522,599,000 or 5.8% from 1998. The portfolio grew as residential mortgage loans declined and an upward sloping yield curve provided more profitable investment opportunities. The held-to-maturity and available-for-sale portfolio at March 31, 1999 consisted of 68.51% in U.S. and other government agency securities (including 33.97% in mortgage-related issues), 4.25% in state and municipal securities, and 27.24% of other miscellaneous securities (largely privately-issued mortgage backed securities). The comparable distribution at March 31, 1998 was 65.59%, 31.08%, 5.65% and 28.76%,
   respectively. Growth in U.S. treasury and agency securities was partially offset by declines in state and municipal and privately-issued mortgage backed securities.

   The largest dollar volume of loan growth occurred in the commercial loan category. When compared with the first quarter of 1998, average commercial loans grew by $1.1 billion or 21.6%. The expertise of experienced lenders in certain specialized industries, coupled with a strong regional economy, accounted for the growth. Agriculture is a segment of the regional economy that did not contribute to commercial loan growth and agriculture-related commercial loans declined by 4.0%. An additional factor adding to the commercial loan growth was Mercantile's portfolio of $185,973,000 in loan participations purchased in the national markets and held for investment, compared with $45,650,000 last year. Other than these loans, commercial lending has a heavy relationship focus. The Corporation does not engage in commercial lending to emerging markets, including those in Latin
   America, Eastern Europe and in the Asia Pacific Region. Average commercial real estate mortgage and construction loans increased by $401,103,000 or 9.3%, also reflecting the strength of the regional economy.

   Average residential real estate mortgage loans decreased by $733,981,000 or 8.4%. The interest rate environment since March 31, 1998 encouraged borrowers to prepay or refinance into conforming fixed-rate loans that Mercantile generally sells in the market. Average residential mortgage loans as a percentage of earning assets decreased from 28.17% in the first quarter of 1998 to 24.73% in 1999. Home equity credit loans also declined on average by 10.5% due to customer refinancing of those debts.

   Average direct consumer loans grew by $1,675,000 or .1%, while indirect consumer loans were up by $233,185,000 or 16.6%. The larger rate of growth in indirect lending was partially attributable to the centralization of that function and the use of risk-based pricing across the Mercantile system. Mercantile does not engage in significant subprime consumer lending in its own portfolio.

   Average credit card loans were down by 83.3% in 1999. Successful targeted marketing efforts, aimed at expanding relationships with the current Mercantile customer base, were offset by the sale of $112,000,000 in out-of-market credit card loans in the first quarter of 1998 as well as the third quarter 1998 reclassification of $80,000,000 in loans to investment securities in compliance with FAS 125 and terms of the credit card securitization agreement. On a managed portfolio basis, credit card loans averaged $626,035,000 in the first quarter of 1999 versus $764,616,000 in 1998.

   Core deposits remain Mercantile's largest, most reliable and most important funding source. Core deposits include both interest bearing and non-interest bearing demand deposits, money market and savings deposits, consumer certificates of deposit under $100,000 and other time deposits. For the first quarter of 1999, Mercantile was substantially core funded at 89.46% of average deposits and 69.20% of earning assets. Average core deposits decreased by $29,648,000 or .1% in the first quarter of 1999. All core deposit types increased on average except for certificates of deposit under $100,000 and other time deposits. Mercantile's average of consumer certificates to total core deposits declined to 40.22% from 43.84% in 1998. Changes in average core deposits for the past five quarters are shown in the Consolidated Quarterly Average Balance Sheet on page 23 of this report.

   Average non-interest bearing deposits increased by $304,073,000 or 8.1% from 1998. Cash and due from banks volume is related to non-interest bearing deposit volume and increased on average by $154,141,000 or 12.1%. Thus "net" non-interest bearing deposits grew by $149,932,000 or 6.1%. Successful efforts in managing float and minimizing reserve requirements coupled with deposit volume growth resulted in the increase in average net non-interest bearing funds. Part of the growth came from the U.S. government, a significant cash management customer of Mercantile Bank N.A. that pays for services rendered via compensating balances. These average balances have increased from $680,874,000 in the first quarter of 1998 to $765,653,000 in 1999.

   Average interest bearing demand, savings and money market accounts increased by .8%, 6.5%, and 9.3%, respectively, as customers preferred these types of deposits to retail certificates. Average short-term borrowings declined by $1.2 billion, to $2.7 billion, in the first quarter of 1999 as short-term FHLB advances were refunded with comparable longer term investments. Long-term FHLB advances averaged $3.2 billion in the first quarter of 1999 compared with $875,993,000 in the prior year. During 1998, these borrowings became a significant funding source for Mercantile due to their attractive pricing. As of March 31, 1999, there were no borrowings outstanding under the $3.0 billion bank note program developed in 1998. The remainder of bank notes issued under the old program matured during the first quarter of 1999.

   The factors discussed previously are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on page 23.

OTHER INCOME

   Non-interest income decreased by 7.7% during the first quarter of 1999 to $126,444,000 as compared with the year-earlier period. In the first quarter of 1998, the Corporation recorded gains on the sales of: 1) mortgage servicing rights of $23,155,000; 2) an acquired corporate trust business of $2,002,000 and; 3) an acquired out-of-market credit card portfolio for $2,658,000. If these 1998 items as well as securities gains in both years are excluded, non-interest income grew by 8.4%. Exhibit 6 portrays such transactions and a summary of all categories of fee income in the first quarter of 1999 and 1998.

----------------------------------------------------------------------------
EXHIBIT 6
OTHER INCOME
($ IN THOUSANDS)

                                             FIRST QUARTER
                                      1999        1998      CHANGE
                                      ----        ----      ------

Trust                               $ 29,142    $ 28,128      3.6%
Service charges                       29,640      28,244      4.9
Retail brokerage revenue               6,261       4,882     28.2
Other investment banking               4,821       6,184    (22.0)
Mortgage banking                       6,199      29,098       --
Credit card fees                       3,503       3,525      (.6)
Securitization revenue                 5,451       4,523     20.5
Securities gains                      12,963       4,453       --
Electronic Federal Tax Payment
  System (EFTPS) fees                  2,733       2,318     17.9
ATM fees                               3,772       3,560      6.0
Income on operating leases             3,520       1,920     83.3
Loan commitment fees<F*>               1,832       1,999     (8.4)
Loan late charges<F*>                  2,306       2,223      3.7
Letters of credit fees                 1,794       1,535     16.9
Official check fees                    2,923       1,614     81.1
Safe deposit box rental                1,651       1,591      3.8
Insurance commissions                  1,773       1,819     (2.5)
Debit card income                      1,555       1,034     50.4
Miscellaneous                          4,605       8,301    (44.5)
                                    --------    --------
  Total Other Income                 126,444     136,951     (7.7)
Less gains from:
  Sale of available-for-sale
    securities                       (12,963)     (4,453)      --
  Sale of mortgage servicing
    rights                                --     (23,155)      --
  Sale of out-of-market credit
    card portfolio                        --      (2,658)      --
  Sale of corporate trust                 --      (2,002)      --
                                    --------    --------
    Total Other Income After
      Gains                         $113,481    $104,683      8.4
                                    ========    ========

<F*>Excludes such fees from the Corporation's mortgage banking and credit card operations, which are included in mortgage banking and credit card revenue.

----------------------------------------------------------------------

   Deposit service charges were the largest source of non-interest income and totaled $29,640,000 in the first quarter of 1999, which represented an increase of $1,396,000 or 4.9% over 1998. Growth occurred in both commercial and retail lines of business. A lower interest rate environment added to fees collected on commercial accounts.

   In 1999, trust fees were $29,142,000 compared with $28,128,000 during the first quarter of 1998, an increase of 3.6%. There was an increase in personal trust fees at Mercantile Trust Company N.A., which was partially offset by a reduced rate of revenue growth at Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile. In addition, there were some reclassifications from trust income in 1998 to miscellaneous fees in 1999 resulting from the integration of Firstbank of Illinois Co. in late 1998, thereby making the quarterly comparisons difficult. Mississippi Valley Advisors Inc. manages the 19 Mercantile Mutual Funds. These funds had assets of $4.4 billion at March 31, 1999 compared with $4.1 billion on March 31, 1998.

   In January 1998, the Corporation sold $1.9 billion in loan servicing which reduced originated mortgage servicing rights by approximately $3,200,000. This sale was consistent with the Corporation's goals to "right size" the servicing portfolio as all Mercantile servicing operations were consolidated in Nevada, Missouri, during mid-1998. The sale also lowered the prepayment risk associated with the servicing portfolio, and the gain funded the Corporation's 1998 systems cost to become Year 2000 compliant. Excluding the gain on sale, mortgage banking income was $6,199,000 in the first quarter of 1999 versus $5,943,000 the prior year, an increase of 4.3%. Mortgages serviced totaled $11.4 billion at March 31, 1999 compared with $10.9 billion at March 31, 1998. Total originated and purchased mortgage servicing rights on the balance sheet at March 31, 1999 were $48,089,000. The associated risk for impairment was not considered to be material although a lower interest rate environment could accelerate refinancing activity and cause quicker amortization, and thus cause possible future impairment in value of those assets.

   Retail brokerage and other investment banking revenue totaled $11,082,000, relatively flat compared with $11,066,000 last year. The Bruno Stolze & Company, Inc. discount brokerage acquisition in late 1998 favorably impacted 1999 revenues and foreign exchange revenue growth remained strong. However, sales of institutional fixed income securities remain unattractive in this low rate environment.

   Credit card fee income was $3,503,000 for the first quarter of 1999 compared with $3,525,000 last year. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders and cardholders' miscellaneous fees.

   In the fourth quarter of 1998, Mercantile credit cards were reissued under Missouri law, allowing the Corporation greater flexibility in pricing and the opportunity to increase fee revenue in 1999. Last year's first quarter included the fee income on the out-of-market cards sold late in the period, so comparative results should be more favorable in 1999 as the year progresses.

   Securitization revenue was $5,451,000 in the first quarter of 1999 versus $4,523,000 in 1998, and represents amounts accruing to Mercantile on the $400,000,000 in credit card loans securitized in the Mercantile Credit Card Master Trust during May 1995, as well as amounts recognized under FAS 125 for investor certificate loans that were sold and reclassified to the investment portfolio. For securitized loans, amounts that would previously have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue. Because credit losses are absorbed against credit card servicing income over the life of these transactions, such income may vary depending upon the credit performance of the securitized loans. Mercantile acts as servicing agent and receives loan servicing fees equal to 2% per annum of the securitized receivables. As servicing agent, Mercantile continues to provide customer service to collect past due accounts and to provide other services typically performed for its customers. Accordingly, Mercantile's relationship with its credit card customers is not affected by the securitization. The securitized loans will start amortizing in November 1999, and credit card loans will be purchased by Mercantile from the trust for 12 consecutive months.

   Significant other revenue growth categories in both years included Electronic Federal Tax Payment System ("EFTPS"), operating lease income, both ATM and debit card fees, official check fees and letters of credit fees. All these businesses are key focuses of the Corporation.

   Net securities gains on investment securities totaled $12,963,000 and $4,453,000 in the first quarter of 1999 and 1998, respectively. Repositioning of 1998 acquired investment portfolios and more active portfolio management in the current interest rate environment accounted for the increased gains in 1999. Additionally, the Corporation opportunistically disposed of $8,036,000 of impaired investment securities in the first quarter of 1999 at gains of $1,275,000. The impaired balance declined to $49,948,000 from $63,296,000 at year-end 1998.

OTHER EXPENSE

   Expenses other than interest expense and the provision for possible loan losses for the first quarter of 1999 totaled $225,354,000, an increase of $4,816,000 or 2.2% from 1998. The efficiency ratio, defined as operating expenses as a percentage of taxable-equivalent net interest income and other income, was 54.35% versus 53.28% last year, and the ratio of other expense to average assets was 2.54%, five basis points lower than in 1998.

--------------------------------------------------------------------
EXHIBIT 7
OTHER EXPENSE
($ IN THOUSANDS)

                                             FIRST QUARTER
                                      1999        1998      CHANGE
                                      ----        ----      ------
Salaries                            $101,687    $102,631      (.9)%
Employee benefits                     21,652      22,547     (4.0)
                                    --------    --------
   Total Personnel Expense           123,339     125,178     (1.5)
Net occupancy                         17,191      16,184      6.2
Equipment                             23,689      20,858     13.6
Postage and freight                    7,604       7,305      4.1
Marketing/business development         3,306       4,033    (18.0)
Office supplies                        4,546       4,353      4.4
Communications                         5,634       4,428     27.2
Legal and professional                 4,126       3,435     20.1
Credit card                            1,227       1,289     (4.8)
FDIC insurance                         1,274       1,367     (6.8)
Foreclosed property expense              753         172       --
Miscellaneous                         18,342      17,340      5.8
                                    --------    --------    -----
  Other Expense Before Intangible
    Asset Amortization               211,031     205,942      2.5

Intangible asset amortization         14,323      14,596     (1.9)
                                    --------    --------
    Total Other Expense             $225,354    $220,538      2.2
                                    ========    ========
--------------------------------------------------------------------

   Salary expense declined by $944,000 or .9% from the first quarter of 1998. The impact of merit increases was more than offset by lower staff levels resulting from acquisition synergies, Profit 2000 initiatives, branch closings and better use of technology. Employee benefit costs declined in the first quarter of 1999 by 4.0%, to $21,652,000, due to the lower level of salary expense and attentiveness to this important expense category.

   Occupancy and equipment costs increased by 10.4% in the first quarter, reflecting a consistent program of investing in new technology to improve customer service and enhance employee efficiency. Additionally, with the growth of the Mercantile leasing business, depreciation of equipment Mercantile leases to customers increased by $1,332,000 over the first quarter of 1998.
   The rent received on this equipment is a component of non-interest income.

   Exhibit 7 details the composition of all other operating expenses. Communications expense totaled $5,634,000 in the first quarter of 1999 compared with $4,428,000 last year, reflecting the costs of technology to expand both voice and data networking. Marketing and business development expense declined in 1999 as a corporate-wide image advertising campaign that began in 1997 wound down last year. During the first quarter of 1998, there was a reduction in miscellaneous expense of $1,200,000 from a gain realized on the sale of one non-strategic Mercantile branch office. Intangible asset amortization was $14,323,000 in the first quarter of 1999 compared with $14,596,000 in 1998. Mercantile contributed $1,000,000 to its charitable foundation in the first quarter of 1999 compared with $1,600,000 in 1998.

   During 1998, Mercantile recorded acquisition adjustments totaling $89,192,000 that were originally recorded as an accrued liability.
   Of that original liability, $60,368,000 has been utilized at March 31, 1999 and $28,824,000 remains to absorb future cash payments. Substantially all the merger-related provisions made for acquisitions prior to 1998 have been exhausted.

   During the fourth quarter of 1998, Mercantile recorded a $45,130,000 charge relating to cost management programs and customer service initiatives. The charge will fund the costs related to 26 branch closings and severance for approximately 1,400 staff reductions that will result from further centralization, consolidation of back office functions, branch closures and a wider span of control. These initiatives are continuing throughout 1999. Any additional costs that do not qualify for recognition in the charge are being expensed as incurred, but are not expected to be material. Total payments through March 31, 1999 were $12,064,000, and the remaining balance of $33,066,000 represents the liability for the future cash outflows associated with these specific actions. These scheduled Profit 2000 projects are jointly being reevaluated by Firstar and Mercantile as to viability and/or timing.

INCOME TAXES

   For the quarter ended March 31, 1999, the Corporation recorded income tax expense of $59,803,000 compared with 1998 expense of $65,738,000. The effective tax rate was 33.63% in 1999 compared with 36.40% in 1998. The implementation of various business strategies and receipt of state tax refunds resulted in lower state and local income taxes in 1999 than in the first quarter of 1998. This lower effective tax rate is anticipated for the remainder of 1999.

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for possible loan losses was $309,048,000 or 1.37% of loans outstanding at March 31, 1999, compared with $308,890,000 or 1.38% at year's end and $293,565,000 or 1.35% at March 31, 1998. The reserve coverage of non-performing loans was 284.80% compared with 335.25% at year-end and 280.52% last year. Over 35% of the Corporation's current loan portfolio is invested in residential real estate loans for which the loan loss experience averaged only .03% for the past three years. If these residential mortgages and its allocated reserve are excluded, the remaining reserve for possible loan losses represents 2.03% of loans outstanding at March 31, 1999.

   The provision for possible loan losses for the first quarter of 1999 was $7,479,000 compared with $8,537,000 last year. The annualized ratio of net charge-offs to average loans was .13% in both quarters, while the corresponding net charge-off figures were $7,321,000 and $6,957,000, respectively.


--------------------------------------------------------------------
EXHIBIT 8
RESERVE FOR POSSIBLE LOAN LOSSES
($ IN THOUSANDS)

                                     FIRST QUARTER
                                 1999             1998
                                 ----             ----

BEGINNING BALANCE              $308,890         $284,165

PROVISION                         7,479            8,537

Charge-offs                     (12,742)         (12,772)
Recoveries                        5,421            5,815
                               --------         --------
    NET CHARGE-OFFS              (7,321)          (6,957)

Acquired Reserves                    --            7,820
                               --------         --------
    ENDING BALANCE             $309,048         $293,565
                               ========         ========

LOANS AND LEASES
    March 31 balance        $22,476,999      $21,763,267
                            ===========      ===========

    Average balance         $22,330,334      $21,584,431
                            ===========      ===========
RATIOS
    Reserve balance
      to outstanding
      loans                        1.37%            1.35%
    Reserve balance
      to non-performing
      loans                      284.80           280.52
    Net charge-offs
      to average loans              .13              .13
---------------------------------------------------------

   For the total managed portfolio of credit card loans (including securitized loans), the ratio of net charge-offs to average loans was 5.27% in 1999 versus 7.35% last year. Net charge-offs on the out-of-territory portfolio that was sold late in the first quarter of 1998 totaled $2,316,000. By credit policy, losses are taken on credit card loans after six cycles of nonpayment, or within 15 days of receipt of personal bankruptcy notice, if earlier. Due to the 1995 securitization and FAS 125 accounting, very few credit card outstandings are accounted for as loans as of March 31, 1999. Over a 12-month period commencing in November 1999, $600,000,000 of loans in the Mercantile Credit Card Master Trust will return to the Corporation's balance sheet as loans. Currently $400,000,000 of credit card loans are off the balance sheet and in the trust as collateral for the debt of the trust. The other $200,000,000 in loans are also in the trust but are classified as investor certificates and held on Mercantile's balance sheet in the investment portfolio.

   Mercantile evaluates the reserve for loan losses on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of the reserve. Management believes the consolidated reserve of 1.37% of loans and 284.80% of non-performing loans as of March 31, 1999 was adequate based on the risks identified at such date in the portfolio.

NON-PERFORMING ASSETS

   Non-performing assets consist of non-accrual loans, renegotiated loans, foreclosed property and investment securities with an impairment in value that is considered other than temporary. A summary of these assets is presented in Exhibit 9. Non-performing loans (non-accrual and renegotiated loans) were $108,515,000 or .48% of total loans at March 31, 1999, compared with $92,137,000 or .41% at December 31, 1998 and $104,650,000 or .48% at
   March 31, 1998. By the Corporation's definition, all non-accrual and renegotiated commercial-related loans are considered impaired, and totaled $64,608,000 at March 31, 1999. The average balance of impaired loans was $59,302,000 in the first quarter of 1999. Foreclosed assets were $16,123,000 at March 31, 1999 compared with $13,500,000 at year's end and $23,166,000 last year.

-------------------------------------------------------------------------------
EXHIBIT 9
NON-PERFORMING ASSETS
($ IN THOUSANDS)

                                 MARCH 31     DEC. 31     MARCH 31
                                   1999         1998        1998
                                 --------     -------     --------
NON-ACCRUAL LOANS
  Commercial                     $ 35,066     $ 21,799    $ 47,022
  Real estate--commercial          24,853       20,935      27,222
  Real estate--construction         3,246        3,411       1,922
  Real estate--residential
    mortgage                       29,754       31,355      17,676
  Real estate--home equity
    credit loans                      401          551         454
  Consumer                         13,752       12,633       7,975
                                 --------     --------    --------
    Total Non-accrual Loans       107,072       90,684     102,271
RENEGOTIATED LOANS                  1,443        1,453       2,379
                                 --------     --------    --------
TOTAL NON-PERFORMING LOANS        108,515       92,137     104,650
FORECLOSED ASSETS
  Foreclosed real estate           12,193        8,983      18,604
  Other foreclosed assets           3,930        4,517       4,562
                                 --------     --------    --------
TOTAL FORECLOSED ASSETS            16,123       13,500      23,166
                                 --------     --------    --------
TOTAL NON-PERFORMING LOANS AND
  FORECLOSED ASSETS<F1>           124,638      105,637     127,816
Impaired investment securities     49,948       63,296      77,943
                                 --------     --------    --------
TOTAL NON-PERFORMING ASSETS      $174,586     $168,933    $205,759
                                 ========     ========    ========

PAST-DUE LOANS
  (90 DAYS OR MORE)<F2>
  Commercial                     $  7,486     $ 12,263    $  6,123
  Real estate--commercial           2,332        1,621         922
  Real estate--construction           751           --          --
  Real estate--residential
    mortgage                       46,947       48,572      33,648
  Real estate--home equity
    credit loans                      484          503       1,785
  Consumer                          7,243        7,396       6,140
  Credit card                         404          672       1,982
                                 --------     --------    --------
    Total Past-due Loans         $ 65,647     $ 71,027    $ 50,600
                                 ========     ========    ========

RATIOS<F2>
  Non-performing loans to
    outstanding loans                 .48%         .41%        .48%

  Non-performing loans and
     foreclosed assets to
     outstanding loans and
     foreclosed assets                .55          .47         .59

  Non-performing assets to total
     assets                           .49          .47         .59


<F1> Excludes insured FHA and government guaranteed VA loans that are contractually past due more than 90 days. Since these loans are fully insured or guaranteed for the payment of both principal and interest, the Corporation does not consider these loans to be non-performing assets. The total of such insured or guaranteed loans was $5,114,000 at March 31, 1999, $7,855,000 at December 31, 1998, and $10,299,000 at March 31, 1998.

<F2> Past-due loans 90 days or more are not included in non-performing asset totals or ratios.
-------------------------------------------------------------------------------

   In the first quarter of 1999, the Corporation modified its reporting of non-accrual residential real estate mortgage loans. The new policy requires these mortgages to be transferred to non-accrual status at the inception of foreclosure proceedings or 180 days past due, whichever is first. Until foreclosure, the loans are reported as past due 90 days or more and still accruing interest. Under Mercantile's prior accounting policy, residential mortgages past due 90 days or more were part of non-accrual loans. This modification in reporting was affected by several factors. As stated previously, residential mortgage charge-offs as a percentage of loans has averaged only .03% for the past three years and the amount of interest lost on non-performing residential mortgages historically has been minimal. This change in reporting is also consistent with industry standards and regulatory reporting requirements. Previously reported non-accrual and past due 90 days or more loan balances have been restated to reflect this reporting modification.

   Non-accrual loans totaled $107,072,000, an increase of $16,388,000 from December 31, 1998. The increase was primarily in the asset-based lending subsidiary and in rural markets. As of March 31, 1999, Mercantile had only three non-accrual loans with balances in excess of $2,000,000. As significant, the Corporation held no foreclosed assets with a book value exceeding $1,000,000.

   All loans classified as renegotiated were paying in accordance with their modified terms at March 31, 1999. Consumer loans are no longer classified as renegotiated, consistent with industry standards and regulatory reporting. All periods reported reflect this change. Loans past due 90 days and still accruing interest consisted largely of credit card loans, consumer loans and residential real estate mortgage loans.

   The Corporation's impaired investment securities represent selected pools of privately issued mortgage-backed securities, and have declined by $13,348,000 from December 31, 1998, to $49,948,000, due to paydowns and sales. In the first quarter of 1999, $8,036,000 in impaired securities were sold at gains of $1,275,000 which is part of securities gains reported in the Consolidated Statement of Income. The current yield on the net book value of these impaired securities is 10.93% at March 31, 1999.

CAPITAL RESOURCES

   Mercantile maintains a capital base that provides a foundation for anticipated future asset growth and promotes depositor and investor confidence. Capital management is a continuous process at Mercantile and is focused on ensuring that adequate capital is provided for both current needs and anticipated growth. This strategy has enabled Mercantile to profitably expand its balance sheet while maintaining capital ratios that exceed regulatory capital requirements.

   At March 31, 1999, shareholders' equity was $3.1 billion, an increase of 9.1% from March 31, 1998. This increase was primarily derived from retained earnings, partially offset by an unfavorable FAS 115 adjustment of $47,760,000 during the first quarter of 1999. As of March 31, 1999, the balance of the valuation on available-for-sale securities reduced shareholders' equity by $6,600,000.

   The tangible equity to tangible assets ratio increased to 6.71% at March 31, 1999 from 5.88% a year ago. Additionally, all regulatory capital ratios have improved since last year and significantly exceed regulatory requirements.
   Exhibit 10 details significant capital information for March 31, 1999, December 31, 1998 and March 31, 1998.

-------------------------------------------------------------------------------
EXHIBIT 10
RISK-BASED CAPITAL
($ IN THOUSANDS)

                              MARCH 31        DEC. 31         MARCH 31
                                1999            1998            1998
                              --------        -------         --------
Capital
  Tier I                    $ 2,534,036     $ 2,451,449     $ 2,191,262
  Total                       3,193,141       3,125,488       2,884,005
Risk-adjusted assets         25,905,797      24,907,551      23,823,607

Tier I capital to
  risk-adjusted assets             9.78%           9.84%           9.20%

Total capital to
  risk-adjusted assets            12.33           12.55           12.11

Leverage                           7.28            7.16            6.60

Tangible equity to
  tangible assets                  6.71            6.55            5.88

Double leverage                  119.31          120.75          125.99
-------------------------------------------------------------------------------

   In the first quarter of 1998, the Corporation repurchased 1,750,000 shares of its common stock via designated broker-dealers at an average cost of $53.60 per share. These repurchases occurred through an accelerated stock repurchase program. The shares were reissued for the 1994 Stock Incentive Plan and the acquisitions of CBT Corporation and Firstbank of Illinois Co. Share repurchases through March 31, 1999 followed Mercantile's systematic reacquisition plan for the 1994 Stock Incentive Plan. At March 31, 1999, Mercantile had only 47,363 treasury shares, including 28,125 repurchased in the first quarter of 1999. None were tainted for pooling-of-interests accounting purposes.

   The Corporation has $53,450,000 of 9.00% mortgage-backed notes that mature in July 1999. Additionally, Mercantile's $400,000,000 credit card securitization is scheduled to begin a 12-month amortization period in November 1999. Excluding FHLB advances, the maturities of remaining long-term debt are laddered between 2001 and 2007.

   The Parent Company's double leverage ratio, which measures the extent to which the equity capital of its subsidiaries is supported by Parent Company debt rather than equity, improved to 119.31% at March 31, 1999 compared with 125.99% last year. Intangible assets, which consisted largely of goodwill, totaled $765,560,000 at March 31, 1999 compared with $823,955,000 a year ago.

   On February 17, 1999, the Board of Directors declared a quarterly cash dividend of $.34 per share, an increase of 9.7% over the 1998 quarterly dividend of $.31 per share. The dividend was paid on April 1, 1999. Book value per share was $19.65 at March 31, 1999 compared with $18.77 a year earlier, an increase of 4.7%. Public debt ratings of the Corporation and Mercantile Bank N.A. are shown in Exhibit 11.

   ------------------------------------------------------------------------------------------------------------------------------
   EXHIBIT 11
   DEBT RATINGS

                                                                                           MARCH 31, 1999
                                                                   --------------------------------------------------------------
                                                                                     FITCH            THOMSON            STANDARD
                                                                   MOODY'S           IBCA            BANKWATCH           & POOR'S
                                                                   -------           -----           ---------           --------
    MERCANTILE BANCORPORATION INC.
      Issuer rating                                                                                     B
      Commercial paper                                                                F1               TBW-1
      6.800% senior notes, due 2001                                  A2                                 A-                 BBB+
      7.050% senior notes, due 2004                                  A2                                 A-                 BBB+
      7.625% subordinated notes, due 2002                            A3                                BBB+                BBB
      7.300% subordinated notes, due 2007                            A3                                BBB+                BBB
      Floating rate capital trust pass-through securities(SM)        a2                                                    BBB-

    MERCANTILE BANK N.A.
      Bank notes (long-term/short-term)                            A1/P-1                             A/TBW-1             A-/A-2
      6.375% subordinated notes, due 2004                            A2               A                 A-                 BBB+
      9.000% mortgage-backed notes, due July 1999                    Aaa
      Certificates of deposit (long-term/short-term)               A1/P-1                                                 A-/A-2
    -----------------------------------------------------------------------------------------------------------------------------

YEAR 2000

   Financial institutions are particularly vulnerable to Year 2000 issues because of industry reliance on electronic data processing and funds transfer systems. In 1996, the Corporation initiated a formal and centralized Year 2000 Program ("Program") with the objective of addressing all aspects of the Year 2000 issue. All business units of the organization were brought into the Program through the creation of a Year 2000 Operational Task Force. A Program Manager, who provides monthly Year 2000 status reports to executive management and quarterly reports to the Board of Directors, was appointed.

   The Corporation has substantially completed the assessment, analysis, remediation and validation phases of its Year 2000 Program and is well into the execution phase. As part of the Program, a comprehensive Year 2000 Program Plan ("Plan") was developed and implemented in the third quarter of 1997. The Plan addresses both Information Technology ("IT") projects, such as insuring that data processing and data network applications are Year 2000 compliant, and non-IT projects, such as insuring that all building facilities and security systems having "embedded technology" will be operational when Year 2000 arrives. Of the plan projects identified, approximately 92% have been completed. Most remaining projects are dependent upon external testing for completion, which is scheduled to be completed by the end of the second quarter of 1999.

   As part of its Plan, Mercantile identified those systems and business applications that are "mission-critical," that is, systems and business applications which, if they failed, would render Mercantile incapable of performing core business processes. As of March 31, 1999, renovation and testing of such identified mission-critical applications were 100% complete.

   As a financial institution, Mercantile's Year 2000 efforts are subject to regulation and monitoring by bank and bank holding company regulatory agencies. These agencies, under the auspices of the Federal Financial Institutions Examination Council ("FFIEC"), have established specific guidelines and interim deadlines for achieving Year 2000 compliance. Mercantile's Program has met all of the deadlines and complied with all guidelines to date, and fully intends and expects to continue to do so.

   In addition to Year 2000 compatibility of all Mercantile applications, Mercantile's Year 2000 Program addresses third-party Year 2000 issues. Mercantile has numerous customers, vendors, service providers, counterparties and other business relationships with third parties.
   Failure of any of these parties to address Year 2000 issues could result in significant and in some cases material disruptions of business and costs to Mercantile. Mercantile has undertaken an assessment of all third-party credit relationships and thus far has completed its evaluation of such relationships which are considered to be material. Follow-up plans have been put in place to deal with such relationships that have been identified as "high risk." In addition, all customers with whom Mercantile exchanges electronic data have received notification of Year 2000-related date format impacts. Year 2000 date testing has been completed with approximately 48% of material third-party relationships. Review of third-party customers and supplies will be an ongoing process throughout 1999.

   Mercantile estimates that its total costs related to Year 2000 remediation will be approximately $31,000,000. Expenses of the Program in the first quarter of 1999 declined to $1,751,000 from $3,985,000 in the same period of 1998. Personnel costs for Mercantile employees and outside consultants working on the Program, and the cost of setting up testing environments are the largest components of the total Program cost. Other costs include costs for communication and training, and for required hardware and software replacement, upgrade or renovation. Year 2000 expenditures are expensed as incurred. It is not expected that Year 2000 costs or activities will have a material adverse impact on operations of the Corporation.

   The principal risks associated with the Year 2000 problem can be grouped into two categories. The first is the risk that Mercantile does not successfully ready its operations for the next century. The second is the risk of disruption of Mercantile operations due to operational failures of third parties. The first category includes those risks that are largely under Mercantile's control. As set forth above, the Corporation believes it has made the necessary corrections to its mission-critical systems, and therefore believes there is little risk of any critical system or asset not being able to process date-related functions. In the event that Mercantile has not successfully completed the remediation of its mission-critical systems, it could be materially adversely affected as a result of disruption of core business processes.

   The second risk category is largely outside of Mercantile's control. Computer failure of third parties may jeopardize Mercantile operations. The most serious impact on Mercantile operations from Year 2000 failures of others would result if basic services such as telecommunications, electric power and service provided by other financial institutions and governmental agencies were disrupted. Similarly, operational failures affecting Mercantile's sources of major funding, larger borrowers and capital market counterparties could affect the ability of such parties to continue to provide funding or meet obligations when due. Significant public disclosure of the state of readiness among basic infrastructure and other suppliers, funding sources and counterparties has not generally been available. Although inquiries are underway to assess this potential risk, Mercantile does not yet have the necessary information to estimate the likelihood of such significant disruptions. Liquidity planning is underway and an initial plan to address funding issues is expected to be completed by June 1999. Review of this plan will be an ongoing process throughout 1999. There can be no assurance that Year 2000 failures of third parties will not have a material adverse impact on Mercantile.

   Mercantile is developing remediation contingency plans and business resumption contingency plans specific to Year 2000 issues. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule, or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if core business processes and critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure. Remediation contingency plans with trigger dates for review and implementation have been developed for mission-critical applications. The effort to develop business resumption contingency plans is in progress. The first three phases of this effort, Organizational Planning Guidelines, Business Impact Analysis and Plan Development, are complete. The fourth phase, Method for Validation of Plans, is approximately 80% complete. This phase is due to be completed by June 30, 1999, as required by FFIEC guidelines. The review of these plans will be an ongoing process throughout 1999. As stated before, Mercantile is expected to merge with and into Firstar in the fourth quarter of 1999. However, conversions to Firstar's systems are not scheduled until the first quarter of 2000.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               1998                                  1999
                                                       1ST QTR.       2ND QTR.       3RD QTR.       4TH QTR.       1ST QTR.
                                                       --------       --------       --------       --------       --------
INTEREST INCOME
  Interest and fees on loans and leases                $442,332      $445,880        $443,631       $439,392       $431,903
  Investments in debt and equity securities             144,117       149,856         146,296        150,417        148,335
  Short-term investments                                  6,731         8,351           7,334          7,781          6,700
                                                       --------      --------        --------       --------       --------
      Total Interest Income                             593,180       604,087         597,261        597,590        586,938
  Tax-equivalent adjustment                               4,235         4,191           3,906          4,332          3,940
                                                       --------      --------        --------       --------       --------
      TAXABLE-EQUIVALENT INTEREST INCOME                597,415       608,278         601,167        601,922        590,878

INTEREST EXPENSE
  Deposits                                              237,420       237,267         231,983        225,046        216,638
  Borrowed funds                                         83,039        91,518          92,199         89,386         86,071
                                                       --------      --------        --------       --------       --------
      Total Interest Expense                            320,459       328,785         324,182        314,432        302,709
                                                       --------      --------        --------       --------       --------
      TAXABLE-EQUIVALENT NET INTEREST INCOME            276,956       279,493         276,985        287,490        288,169

PROVISION FOR POSSIBLE LOAN LOSSES                        8,537         7,344          23,871         11,402          7,479

OTHER INCOME
  Trust                                                  28,128        28,816          27,442         28,613         29,142
  Service charges                                        28,244        29,073          30,498         31,462         29,640
  Investment banking and brokerage                       11,066         9,826           9,760         10,485         11,082
  Mortgage banking                                       29,098         8,959           6,149         10,249          6,199
  Securities gains                                        4,453         2,834           2,297          5,851         12,963
  Other                                                  35,962        35,243          85,693         41,717         37,418
                                                       --------      --------        --------       --------       --------
      Total Other Income                                136,951       114,751         161,839        128,377        126,444

OTHER EXPENSE
  Personnel expense                                     125,178       121,779         124,155        124,847        123,339
  Net occupancy and equipment                            37,042        37,270          38,608         39,509         40,880
  Other                                                  58,318        65,677         148,389        105,985         61,135
                                                       --------      --------        --------       --------       --------
      Total Other Expense                               220,538       224,726         311,152        270,341        225,354
                                                       --------      --------        --------       --------       --------
      TAXABLE-EQUIVALENT INCOME BEFORE INCOME TAXES     184,832       162,174         103,801        134,124        181,780

INCOME TAXES
  Income taxes                                           65,738        50,836          36,751         39,639         59,803
  Tax-equivalent adjustment                               4,235         4,191           3,906          4,332          3,940
                                                       --------      --------        --------       --------       --------
    Adjusted Income Taxes                                69,973        55,027          40,657         43,971         63,743
                                                       --------      --------        --------       --------       --------
      NET INCOME                                       $114,859      $107,147        $ 63,144       $ 90,153       $118,037
                                                       ========      ========        ========       ========       ========

PER SHARE DATA
  Basic earnings per share                                 $.76          $.71            $.41           $.57           $.75
  Diluted earnings per share                                .75           .69             .41            .57            .74

SIGNIFICANT RATIOS
  Return on assets                                         1.35%         1.23%            .74%          1.03%          1.33%
  Return on equity                                        16.03         14.88            8.48          11.66          15.20

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN MILLIONS)

                                                                             1998
                                                     1ST QTR.              2ND QTR.              3RD QTR.
                                                ------------------    ------------------    ------------------
                                                VOLUME    RATE<F1>    VOLUME    RATE<F1>    VOLUME    RATE<F1>
                                                ------    --------    ------    --------    ------    --------
ASSETS
    Earning Assets
      Loans and leases, net of unearned income
        Commercial                             $ 5,152      8.48%    $ 5,608      8.38%    $ 5,566      8.19%
        Real estate--commercial                  3,585      8.53       3,631      8.47       3,750      8.58
        Real estate--construction                  729      8.86         726      8.78         742      8.69
        Real estate--residential mortgage        8,742      7.66       8,505      7.60       8,203      7.60
        Real estate--home equity credit loans      579      9.64         562      9.65         536      9.63
        Consumer                                 2,550      9.15       2,655      9.08       2,763      9.04
        Credit card                                248      9.30         126      6.76         113      2.51
                                               -------               -------               -------
          Total Loans and Leases                21,585      8.22      21,813      8.20      21,673      8.21
      Investments in debt and equity
       securities
        Trading                                    125      6.67         169      6.69         115      6.24
        Taxable                                  8,404      6.47       8,728      6.47       8,560      6.49
        Tax-exempt                                 434      8.38         417      8.47         411      7.94
                                               -------               -------               -------
          Total Investments in Debt and Equity
             Securities                          8,963      6.57       9,314      6.56       9,086      6.56
      Short-term investments                       479      5.62         600      5.51         517      5.55
                                               -------               -------               -------
          Total Earning Assets                  31,027      7.81      31,727      7.69      31,276      7.63
    Non-earning assets                           3,012                 3,214                 2,984
                                               -------               -------               -------
          Total Assets                         $34,039               $34,941               $34,260
                                               =======               =======               =======

LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing                   $ 3,746               $ 4,003               $ 3,801
        Interest bearing demand                  3,128      1.98       3,136      1.90       3,009      1.82
        Money market accounts                    3,884      4.11       3,979      4.08       3,960      4.06
        Savings                                  1,647      2.50       1,762      2.62       1,774      2.72
        Consumer time certificates under
          $100,000                               9,836      5.60       9,685      5.57       9,420      5.53
        Other time                                 196      5.93         196      5.50         174      5.20
                                               -------               -------               -------
          Total Core Deposits                   22,437      4.41      22,761      4.36      22,138      4.33
        Time certificates $100,000 and over      1,908      5.62       1,928      5.62       1,837      5.65
        Foreign                                    541      5.63         441      5.60         397      5.61
                                               -------               -------               -------
          Total Purchased Deposits               2,449      5.64       2,369      5.63       2,234      5.65
                                               -------               -------               -------
          Total Deposits                        24,886      4.55      25,130      4.50      24,372      4.47
      Short-term borrowings                      3,876      5.40       3,570      5.31       2,860      5.32
      Bank notes                                   152      6.13          25      5.82          25      5.85
      Long-term debt<F2>                         1,823      6.23       2,911      5.87       3,641      5.69
                                               -------               -------               -------

          Total Acquired Funds                  30,737      4.82      31,636      4.77      30,898      4.75
    Other liabilities                              436                   424                   383

SHAREHOLDERS' EQUITY                             2,866                 2,881                 2,979
                                               -------               -------               -------
          Total Liabilities and Shareholders'
             Equity                            $34,039               $34,941               $34,260
                                               ========              =======               =======

SIGNIFICANT RATIOS
      Net interest rate spread                              2.99%                 2.92%                 2.88%
      Net interest rate margin                              3.62                  3.53                  3.51

<F1> Taxable-equivalent basis.

<F2> Includes company-obligated mandatorily redeemable preferred securities of
     Mercantile Capital Trust I.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN MILLIONS)
                                                       1998                  1999
                                                     4TH QTR.              1ST QTR.
                                                ------------------    ------------------
                                                VOLUME    RATE<F1>    VOLUME    RATE<F1>
                                                ------    --------    ------    --------
ASSETS
    Earning Assets
      Loans and leases, net of unearned income
        Commercial                              $ 5,820      7.81%     $6,263      7.57%
        Real estate--commercial                   3,874      8.42       3,767      8.21
        Real estate--construction                   877      8.37         948      8.11
        Real estate--residential mortgage         8,105      7.41       8,008      7.40
        Real estate--home equity credit loans       534      9.00         518      8.72
        Consumer                                  2,803      8.97       2,785      8.79
        Credit card                                  32        --          41     12.77
                                                -------               -------
          Total Loans and Leases                 22,045      8.00      22,330      7.76
      Investments in debt and equity
      securities
        Trading                                     132      6.21         161      6.45
        Taxable                                   8,825      6.47       8,926      6.29
        Tax-exempt                                  437      7.73         399      8.12
                                                -------               -------
          Total Investments in Debt and Equity
             Securities                           9,394      6.52       9,486      6.37
      Short-term investments                        575      5.30         563      4.76
                                                -------               -------
          Total Earning Assets                   32,014      7.46      32,379      7.40
    Non-earning assets                            3,023                 3,176
                                                -------               -------
          Total Assets                          $35,037               $35,555
                                                =======               =======

LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing                    $ 4,047               $ 4,050
        Interest bearing demand                   3,081      1.66       3,153      1.60
        Money market accounts                     4,141      3.89       4,244      3.82
        Savings                                   1,770      2.49       1,754      2.49
        Consumer time certificates under
          $100,000                                9,363      5.46       9,012      5.29
        Other time                                  173      4.51         194      3.91
                                                -------               -------
          Total Core Deposits                    22,575      4.18      22,407      4.03
        Time certificates $100,000 and over       1,901      5.43       2,164      5.27
        Foreign                                     267      5.32         477      4.93
                                                -------               -------
          Total Purchased Deposits                2,168      5.42       2,641      5.22
                                                -------               -------
          Total Deposits                         24,743      4.31      25,048      4.18
      Short-term borrowings                       2,886      4.78       2,701      4.57
      Bank notes                                     25      5.60          10      5.47
      Long-term debt<F2>                          3,796      5.55       4,134      5.33
                                                -------               -------
          Total Acquired Funds                   31,450      4.55      31,893      4.41
    Other liabilities                               495                   556
SHAREHOLDERS' EQUITY                              3,092                 3,106
                                                -------               -------
          Total Liabilities and Shareholders'
             Equity                             $35,037               $35,555
                                                =======               =======

SIGNIFICANT RATIOS
      Net interest rate spread                              2.91%                 2.99%
      Net interest rate margin                              3.56                  3.61

<F1> Taxable-equivalent basis.

<F2> Includes company-obligated mandatorily redeemable preferred securities of
     Mercantile Capital Trust I.

SPECIAL NOTE

   Certain statements in this report that relate to the plans, objectives or future performance of Mercantile Bancorporation Inc. may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance, relating to work on developments or modifications to the Corporation's computer systems and software, including work performed by suppliers or vendors or relating to the failure of third parties upon whom the Corporation relies, including customers, suppliers, governmental entities and others, to address their own Year 2000 issues, could affect Mercantile's future financial condition and operating results. Actual charges associated with completed acquisitions may prove to be greater than current estimates. In addition, management's objectives with respect to the Corporation's capital base and equity levels may not reach the targeted objectives within the targeted periods due to numerous factors, including those previously mentioned.
   All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than as anticipated. Actual strategies and results in future periods may differ materially from those currently expected.

                           PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

   The annual meeting of shareholders of Registrant was held on April 21, 1999. Of 157,625,883 shares issued, outstanding and eligible to be voted at the meeting, 133,329,084 shares, constituting a quorum, were represented in person or by proxy at the meeting. One (1) matter was submitted to a vote of the security-holders at the meeting.

   ELECTION OF CLASS II DIRECTORS. The only matter submitted was the election of four Class II director nominees to the Board of Directors, each to continue in office until the year 2002. The Restated Articles of Incorporation of the Registrant allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired. Upon tabulation of the votes cast, it was determined that all four director nominees had been elected. The voting results are set forth below:

                   NAME                    FOR           WITHHELD
                   ----                    ---           --------
             Dr. Henry Givens          130,848,405       2,428,140
             William A. Hall           130,450,877       2,923,164
             Cinda A. Hallman          130,662,126       2,665,626
             Craig D. Schnuck          130,838,635       2,499,359

   Because Registrant has a staggered Board, the term of office of the following named Class I and Class III directors, who were not up for election at the 1999 annual meeting, continued after the meeting:

   Class I (to continue in office until 2001)

      Harry M. Cornell, Jr.         Frank Lyon, Jr.
      Harvey Saligman               John A. Wright

   Class III (to continue in office until 2000)

      Richard E. Beumer             Alvin J. Siteman
      Thomas H. Jacobsen            Patrick T. Stokes

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

        2 Agreement and Plan of Merger by and between Mercantile Bancorporation Inc. and Firstar Corporation Dated as of April 30, 1999.

       27     Financial Data Schedule

       99.1 Stock Option Agreement, dated April 30, 1999, between Firstar Corporation, a Wisconsin corporation ("Issuer"), and Mercantile Bancorporation Inc., a Missouri corporation ("Grantee").

       99.2 Stock Option Agreement, dated April 30, 1999, between Mercantile Bancorporation Inc., a Missouri corporation ("Issuer"), and Firstar Corporation, a Wisconsin corporation ("Grantee").

   (b) Reports on Form 8-K:

       Registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 1999. However, a Current Report on Form 8-K was filed on May 4, 1999. Under Item 5 in that Report, Registrant disclosed that on April 30, 1999, it had entered into an Agreement and Plan of Merger with Firstar Corporation ("Firstar"). Pursuant to that
       Merger Agreement, as described in the Form 8-K, Registrant is to be merged into Firstar, with the shareholders of Registrant to receive
       2.091 shares of the common stock, par value $0.01 per share of Firstar for each share of Registrant common stock. The Form 8-K also briefly described the terms of two Option Agreements between Registrant and Firstar, pursuant to which Registrant received an option to purchase approximately 9.9% of Firstar's outstanding common stock and Firstar received an option to purchase approximately 19.9% of Registrant's outstanding common stock. The options are exercisable only upon the occurrence of certain triggering events. Finally, the Form 8-K also disclosed that Registrant had entered into an amendment of its Rights Agreement in connection with and immediately prior to entering into the Merger Agreement and Option Agreements.

       Under Item 7 of the Form 8-K, the following documents were filed as Exhibits thereto:

        4.1 Amendment to Rights Agreement dated as of May 20, 1998, by and between Mercantile Bancorporation Inc. and Harris Trust and Savings Bank as Rights Agent.

       99.1   Press Release issued April 30, 1999.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MERCANTILE BANCORPORATION INC.
                                             (Registrant)

Date  May 14, 1999                       /s/  JOHN W. MCCLURE
      ---------------------------   --------------------------------
                                             John W. McClure
                                         Chief Financial Officer

                                            EXHIBIT INDEX

EXHIBIT NO.                                    DESCRIPTION                               LOCATION
-----------                                    -----------                               --------

    2                  Agreement and Plan of Merger by and between Mercantile         Included herein
                       Bancorporation Inc. and Firstar Corporation Dated as of
                       April 30, 1999.

   27                  Financial Data Schedule                                        Included herein

   99.1                Stock Option Agreement, dated April 30, 1999, between          Included herein
                       Firstar Corporation, a Wisconsin corporation ("Issuer"), and
                       Mercantile Bancorporation Inc., a Missouri corporation
                       ("Grantee").

   99.2                Stock Option Agreement, dated April 30, 1999, between          Included herein
                       Mercantile Bancorporation Inc., a Missouri corporation
                       ("Issuer"), and Firstar Corporation, a Wisconsin corporation
                       ("Grantee").