Form 10-K405/A
period 1998-12-31
MERCANTILE BANCORPORATION INC
filed 1999-06-29
CIK 64907

==============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-K/A

       AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OF
                   THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998     COMMISSION FILE NO. 1-11792

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

SECURITIES REGISTERED PURSUANT TO        NAME OF EXCHANGE ON WHICH REGISTERED:
 SECTION 12(b) OF THE ACT:
   (1) COMMON STOCK ($0.01 PAR VALUE)    (1) NEW YORK STOCK EXCHANGE
   (2) PREFERRED STOCK PURCHASE RIGHTS   (2) NEW YORK STOCK EXCHANGE

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

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 17, 1999:
COMMON STOCK, $0.01 PAR VALUE, $7,524,087,509.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF JUNE 17, 1999:
COMMON STOCK $0.01 PAR VALUE, 158,156,398 SHARES OUTSTANDING.

                   DOCUMENTS INCORPORATED BY REFERENCE

THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:  NOT APPLICABLE.

==============================================================================

The "Exhibit Index" as previously filed with the Form 10-K is hereby amended by inserting the following entries:

      No. 2-1 Agreement and Plan of Merger by and between Mercantile Bancorporation Inc. and Firstar Corporation dated as of April 30, 1999.<F**>

      No. 23-2 Consent of KPMG LLP (relating to report dated June 23, 1999, Mercantile Bancorporation Inc. Horizon
                  Investment and Savings Plan and Trust Financial
                  Statements).<F*>

      No. 99-1 Report of the Independent Auditors KPMG LLP dated June 23, 1999; Statements of Net Assets Available for Plan Benefits of Mercantile Bancorporation Inc. Horizon Investment and Savings Plan and Trust as of December 31, 1998 and 1997; Statements of Changes in Net Assets Available For Plan Benefits for the years then ended; and the Notes and Schedules thereto.<F*>

      No. 99-2 Stock Option Agreement, dated April 30, 1999, between Firstar Corporation, a Wisconsin corporation
                  ("Issuer"), and Mercantile Bancorporation Inc., a Missouri corporation ("Grantee").<F**>

      No. 99-3 Stock Option Agreement, dated April 30, 1999, between Mercantile Bancorporation Inc., a Missouri corporation ("Issuer"), and Firstar Corporation, a Wisconsin Corporation ("Grantee").<F**>

[FN]
<F*>  Filed herewith.
<F**> Filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 dated May 14, 1999.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  MERCANTILE BANCORPORATION INC.
                                  (Registrant)



Date: June 29, 1999               By: /s/ John W. McClure
                                      ---------------------------
                                      John W. McClure
                                      Vice Chairman and Chief
                                        Financial Officer

                          EXHIBIT INDEX


     EXHIBIT NO.                    DESCRIPTION

      No. 2-1 Agreement and Plan of Merger by and between Mercantile Bancorporation Inc. and Firstar
                     Corporation dated as of April 30, 1999, as filed as Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

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

      No. 3-2 By-Laws of the Registrant, as amended and currently in effect, filed as Exhibit 3.2 to Amendment No. 2 to Registrant's Registration Statement on Form 4 (No. 333-17757), are incorporated herein by reference.

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

      No. 10-1 The Mercantile Bancorporation Inc. 1987 Stock Option Plan, as amended, filed as Exhibit 10-3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 10-2 The Mercantile Bancorporation Inc. Amended and Restated Executive Incentive Compensation Plan, filed as Annex H to Registrant's definitive Proxy Statement for the 1997 Annual Meeting of
                     Shareholders, is incorporated herein by
                     reference. <F+>

      No. 10-3 The Mercantile Bancorporation Inc. Employee Stock Purchase Plan, filed as Exhibit 10-7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 10-4 The Mercantile Bancorporation Inc. 1991 Employee Incentive Plan, filed as Exhibit 10-7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 10-5 Amendment Number One to the Mercantile Bancorporation Inc. 1991 Employee Incentive Plan, filed as Exhibit 10-6 to Registrant's Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 10-6 The Mercantile Bancorporation Inc. Amended and Restated Stock Incentive Plan, filed as Annex G to Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 10-7 The Mercantile Bancorporation Inc. 1994 Stock Incentive Plan for Non-Employee Directors, filed as Appendix E to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders
                     (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 10-8 The Mercantile Bancorporation Inc. Amended and Restated Voluntary Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-8 (File No. 333-47713), is incorporated herein by reference. <F+>

      No. 10-9 Mercantile Bancorporation Inc. Supplemental Retirement Plan, filed as Exhibit 10-12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 10-10      Mercantile Bancorporation Inc. Voluntary Deferred
                     Compensation Plan for Non-Employee Affiliate Directors and Advisory Directors, filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-8 (File
                     No. 333-47713), is incorporated herein by reference. <F+>

      No. 10-11      Mercantile Bancorporation Inc. Amended and Restated
                     Stock Incentive Plan for Non-Employee Directors, filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-8 (File No. 333-47713), is incorporated herein by reference. <F+>

      No. 10-12      Employment Agreement for Thomas H. Jacobsen, as
                     amended and restated, filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 10-13      Form of Change of Control Employment Agreement for
                     John W. McClure, W. Randolph Adams, John Q. Arnold and
                     Certain Other Executive Officers, filed as Exhibit 10-
                     10 to Registrant's Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 10-14      Employment Agreement for Alvin J. Siteman, dated
                     November 18, 1996, filed as Exhibit 10.3 to
                     Registrant's Report on Form 10-Q for the quarter ended
                     March 31, 1997 (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 10-15      Employment Agreement for John P. Dubinsky, dated
                     October 27, 1996, filed as Exhibit 10.4 to
                     Registrant's Report on Form 10-Q for the quarter ended
                     March 31, 1997 (Commission File No. 1-11792), is incorporated herein by reference. <F+>

      No. 13 Excerpts from Annual Report of the Registrant to its Shareholders for the year ended December 31, 1998. <F*>

      No. 21         Subsidiaries of the Registrant as of February 26,
                     1998. <F*>

      No. 23-1       Consent of KPMG LLP. <F*>

      No. 23-2 Consent of KPMG LLP (relating to report dated June 23, 1999, Mercantile Bancorporation Inc. Horizon
                     Investment and Savings Plan and Trust Financial
                     Statements.)

      No. 24         Power of Attorney (on signature page). <F*>

      No. 27         Financial Data Schedule. <F*>

      No. 99-1 Report of the Independent Auditors KPMG LLP dated June 23, 1999; Statements of Net Assets Available for Plan Benefits of Mercantile Bancorporation Inc. Horizon Investment and Savings Plan and Trust as of December 31, 1998 and 1997; Statements of Changes in Net Assets Available For Plan Benefits for the years then ended; and the Notes and Schedules thereto.

      No. 99-2 Stock Option Agreement, dated April 30, 1999, between Firstar Corporation, a Wisconsin corporation
                     ("Issuer") and Mercantile Bancorporation Inc., a
                     Missouri corporation ("Grantee"), as filed as Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

      No. 99-3 Stock Option Agreement, dated April 30, 1999, between Mercantile Bancorporation Inc., a Missouri corporation ("Issuer"), and Firstar Corporation, a Wisconsin Corporation ("Grantee"), as filed as Exhibit 99.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
[FN]
<F*> Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

<F+> Management contract or compensatory plan or arrangement.