Form 10-Q
period 1999-06-30
MERCANTILE BANCORPORATION INC
filed 1999-08-13
CIK 64907

====================================================================

                             FORM 10-Q

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR QUARTER ENDED JUNE 30, 1999    COMMISSION FILE NUMBER 1-11792

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

COMMON STOCK, $.01 PAR VALUE, 158,365,949 SHARES OUTSTANDING AS OF THE CLOSE OF BUSINESS ON JULY 30, 1999.

====================================================================

                                         INDEX

                             PART I--FINANCIAL INFORMATION

                                                                                  PAGE NO.
                                                                                  --------
Item 1--Financial Statements

    Consolidated Statement of Income (Unaudited)
    Three months and six months ended June 30, 1999 and 1998                          3

    Consolidated Balance Sheet
    June 30, 1999 and 1998 (Unaudited), and December 31, 1998                         4

    Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
    Six months ended June 30, 1999 and 1998                                           5

    Consolidated Statement of Cash Flows (Unaudited)
    Six months ended June 30, 1999 and 1998                                           6

    Notes to Consolidated Financial Statements                                        7

Item 2--Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                     9

Item 3--Quantitative and Qualitative Disclosures Regarding Market Risk
           There have been no material changes from the information provided in the December 31, 1998 Form 10-K.

                              PART II--OTHER INFORMATION

Item 4--Submission of Matters to a Vote of Security Holders                          28

Item 6--Exhibits and Reports on Form 8-K                                             28

Signature                                                                            29

Exhibit Index                                                                        30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(THOUSANDS EXCEPT PER SHARE DATA)
                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30                       JUNE 30
                                                                           1999          1998           1999            1998
                                                                           ----          ----           ----            ----
       INTEREST INCOME
         Interest and fees on loans and leases                           $432,831      $445,880      $  864,734      $  888,212
         Investments in debt and equity securities
           Trading                                                          2,818         2,846           5,397           4,911
           Taxable                                                        140,768       141,066         281,061         277,007
           Tax-exempt                                                       4,824         5,944          10,287          12,055
                                                                         --------      --------      ----------      ----------
               Total Investments in Debt and Equity Securities            148,410       149,856         296,745         293,973
         Due from banks--interest bearing                                   3,558         3,483           7,249           6,576
         Federal funds sold and repurchase agreements                       3,677         4,868           6,686           8,506
                                                                         --------      --------      ----------      ----------
               Total Interest Income                                      588,476       604,087       1,175,414       1,197,267
       INTEREST EXPENSE
         Interest bearing deposits                                        202,631       231,026         413,388         460,829
         Foreign deposits                                                   7,657         6,241          13,538          13,858
         Short-term borrowings                                             35,552        47,924          66,409         100,253
         Bank notes                                                            --           368             133           2,691
         Long-term debt and mandatorily redeemable preferred
          securities                                                       57,303        43,226         112,384          71,613
                                                                         --------      --------      ----------      ----------
               Total Interest Expense                                     303,143       328,785         605,852         649,244
                                                                         --------      --------      ----------      ----------
             NET INTEREST INCOME                                          285,333       275,302         569,562         548,023
       PROVISION FOR POSSIBLE LOAN LOSSES                                   9,479         7,344          16,958          15,881
                                                                         --------      --------      ----------      ----------
             NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
              LOAN LOSSES                                                 275,854       267,958         552,604         532,142
       OTHER INCOME
         Trust                                                             31,745        28,816          60,887          56,944
         Service charges                                                   31,047        29,073          60,687          57,317
         Investment banking and brokerage                                  11,524         9,826          22,606          20,892
         Mortgage banking                                                   4,503         8,959          10,702          14,902
         Gain on sale of mortgage servicing rights                             --            --              --          23,155
         Securitization revenue                                             7,555         4,520          13,006           9,043
         Securities gains                                                   3,283         2,834          16,246           7,287
         Miscellaneous                                                     36,350        30,723          68,317          62,162
                                                                         --------      --------      ----------      ----------
               Total Other Income                                         126,007       114,751         252,451         251,702
       OTHER EXPENSE
         Salaries                                                         103,600       103,747         205,287         206,378
         Employee benefits                                                 20,449        18,032          42,101          40,579
         Net occupancy                                                     16,704        16,015          33,895          32,199
         Equipment                                                         23,888        21,255          47,577          42,113
         Intangible asset amortization                                     14,268        14,462          28,591          29,058
         Postage and freight                                                7,050         6,575          14,654          13,880
         Miscellaneous                                                     34,030        44,640          73,238          81,057
                                                                         --------      --------      ----------      ----------
               Total Other Expense                                        219,989       224,726         445,343         445,264
                                                                         --------      --------      ----------      ----------
                 INCOME BEFORE INCOME TAXES                               181,872       157,983         359,712         338,580
       INCOME TAXES                                                        61,344        50,836         121,147         116,574
                                                                         --------      --------      ----------      ----------
                 NET INCOME                                              $120,528      $107,147      $  238,565      $  222,006
                                                                         ========      ========      ==========      ==========
       PER SHARE DATA
         Basic earnings per share                                            $.76          $.71           $1.51           $1.47
         Diluted earnings per share                                           .75           .69            1.49            1.44
         Dividends declared                                                   .34           .31             .68             .62

              The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 3

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(THOUSANDS)
                                                                                   JUNE 30                       JUNE 30
                                                                                    1999          DEC. 31         1998
                                                                                 (UNAUDITED)       1998        (UNAUDITED)
                                                                                 -----------      -------      -----------
ASSETS
    Cash and due from banks                                                      $ 1,234,011    $ 1,760,636    $ 1,446,296
    Due from banks--interest bearing                                                 263,788        367,304        233,686
    Federal funds sold and repurchase agreements                                     251,609        226,730        261,442
    Investments in debt and equity securities
      Trading                                                                        120,800        126,540        124,839
      Available-for-sale (Amortized cost
        of $9,395,996, $9,185,770 and $8,915,489,
        respectively)                                                              9,199,571      9,246,790      8,959,632
      Held-to-maturity (Estimated fair
        value of $63,672, $99,336 and
        $256,849, respectively)                                                       62,503         97,607        251,040
                                                                                 -----------    -----------    -----------
          Total Investments in Debt and Equity Securities                          9,382,874      9,470,937      9,335,511
    Loans held-for-sale                                                              139,035        217,941        205,236
    Loans and leases, net of unearned income                                      22,580,420     22,093,317     21,569,778
                                                                                 -----------    -----------    -----------
          Total Loans and Leases                                                  22,719,455     22,311,258     21,775,014
    Reserve for possible loan losses                                                (309,271)      (308,890)      (292,795)
                                                                                 -----------    -----------    -----------
          Net Loans and Leases                                                    22,410,184     22,002,368     21,482,219
    Bank premises and equipment                                                      528,973        545,559        538,287
    Intangible assets                                                                750,527        781,188        811,070
    Other assets                                                                     698,127        645,455        636,399
                                                                                 -----------    -----------    -----------
          Total Assets                                                           $35,520,093    $35,800,177    $34,744,910
                                                                                 ===========    ===========    ===========
LIABILITIES
    Deposits
      Non-interest bearing                                                       $ 3,814,497    $ 4,453,048    $ 3,900,600
      Interest bearing                                                            19,581,897     20,526,576     20,316,577
      Foreign                                                                        937,233        481,773        328,641
                                                                                 -----------    -----------    -----------
          Total Deposits                                                          24,333,627     25,461,397     24,545,818
    Federal funds purchased and repurchase agreements                              2,253,290      2,087,373      1,849,787
    Other short-term borrowings                                                    1,293,367        915,287      1,561,572
    Bank notes                                                                            --         25,000         25,000
    Long-term Federal Home Loan Bank advances                                      3,169,555      2,790,336      2,510,845
    Other long-term debt                                                             780,299        782,998        789,525
    Company-obligated mandatorily redeemable preferred
       securities of Mercantile Capital Trust I                                      150,000        150,000        150,000
    Other liabilities                                                                487,049        514,031        402,219
                                                                                 -----------    -----------    -----------
          Total Liabilities                                                       32,467,187     32,726,422     31,834,766

Commitments and contingent liabilities                                                    --             --             --

                                            JUNE 30      DEC. 31      JUNE 30
                                             1999         1998         1998
                                            -------      -------      -------
SHAREHOLDERS' EQUITY
    Preferred stock--no par value
      Shares authorized                       5,000        5,000        5,000
      Shares issued and outstanding              --           --           --             --             --             --
    Common stock--$.01 par value
      Shares authorized                     400,000      400,000      400,000
      Shares issued                         158,217      157,487      153,699          1,581          1,574          1,537
    Capital surplus                                                                1,015,017        999,595      1,074,394
    Retained earnings                                                              2,166,302      2,035,157      1,901,396
    Accumulated other comprehensive
     income                                                                         (126,911)        41,160         31,171
    Treasury stock, at cost                     53           83        1,791          (3,083)        (3,731)       (98,354)
                                                                                 -----------    -----------    -----------
          Total Shareholders' Equity                                               3,052,906      3,073,755      2,910,144
                                                                                 -----------    -----------    -----------
          Total Liabilities and
           Shareholders' Equity                                                  $35,520,093    $35,800,177    $34,744,910
                                                                                 ===========    ===========    ===========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 4

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(THOUSANDS EXCEPT PER SHARE DATA)

                                                                                      ACCUMULATED
                                                                                         OTHER                        TOTAL
                                               COMMON     CAPITAL       RETAINED     COMPREHENSIVE    TREASURY    SHAREHOLDERS'
                                               STOCK      SURPLUS       EARNINGS        INCOME         STOCK         EQUITY
                                               ------     -------       --------     -------------    --------    -------------
BALANCE AT DECEMBER 31, 1997                   $1,489    $1,016,844    $1,724,752      $  25,222      $ (6,005)    $2,762,302
Net income                                                                222,006                                     222,006
Other comprehensive income:
  Holding gains on available-for-sale
    securities, net of tax of $5,104                                                       9,478                        9,478
  Less: Reclassification adjustment for
    securities gains included in net income
    above, net of tax of $2,550                                                           (4,737)                      (4,737)
                                                                                       ---------                   ----------
      Other Comprehensive Income Net of Tax                                                4,741                        4,741
                                                                                                                   ----------
      Total Comprehensive Income                                                                                      226,747
Common dividends declared:
  Mercantile Bancorporation Inc.--$.62 per
    share                                                                 (83,094)                                    (83,094)
  Pooled companies prior to acquisition                                   (10,467)                                    (10,467)
Issuance of common stock in acquisitions of:
  HomeCorp, Inc.                                   9          6,727        13,765             27                       20,528
  Horizon Bancorp, Inc.                           25         10,755        34,434          1,181           357         46,752
Issuance of common stock for:
  Employee incentive plans                        10         35,808                                      5,746         41,564
  Convertible notes                                1            148                                                       149
Purchase of treasury stock                                                                             (98,452)       (98,452)
Pre-merger transactions of pooled companies
  and other                                        3          4,112                                                     4,115
                                               ------    ----------    ----------      ---------      --------     ----------
BALANCE AT JUNE 30, 1998                       $1,537    $1,074,394    $1,901,396      $  31,171      $(98,354)    $2,910,144
                                               ======    ==========    ==========      =========      ========     ==========

BALANCE AT DECEMBER 31, 1998                   $1,574    $  999,595    $2,035,157      $  41,160      $ (3,731)    $3,073,755
Net income                                                                238,565                                     238,565
Other comprehensive income (loss):
  Holding losses on available-for-sale
    securities, net of tax benefit of $84,814                                           (157,511)                    (157,511)
  Less: Reclassification adjustment for
    securities gains included in net income
    above, net of tax of $5,686                                                          (10,560)                     (10,560)
                                                                                       ---------                   ----------
      Other Comprehensive Loss Net of Tax
        Benefit                                                                         (168,071)                    (168,071)
                                                                                                                   ----------
      Total Comprehensive Income                                                                                       70,494
Common dividends declared--$.68 per share                                (107,420)                                   (107,420)
Issuance of common stock for:
  Employee incentive plans                         6         14,842                                      5,173         20,021
  Convertible notes                                1            580                                                       581
Purchase of treasury stock                                                                              (4,525)        (4,525)
                                               ------    ----------    ----------      ---------      --------     ----------
BALANCE AT JUNE 30, 1999                       $1,581    $1,015,017    $2,166,302      $(126,911)     $ (3,083)    $3,052,906
                                               ======    ==========    ==========      =========      ========     ==========

            The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 5

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(THOUSANDS)
                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                          1999                1998
                                                                          ----                ----
       OPERATING ACTIVITIES
         Net income                                                    $   238,565         $   222,006
         Adjustments to reconcile net income to net cash provided
          by operating activities
           Provision for possible loan losses                               16,958              15,881
           Depreciation and amortization                                    39,402              36,629
           Provision for deferred income taxes (credits)                     4,728              (4,295)
           Net change in loans held-for-sale                                78,906            (102,207)
           Net change in trading securities                                 36,382               4,326
           Net change in accrued interest receivable                         1,094               2,786
           Net change in accrued interest payable                            6,771                 (85)
           Other, net                                                        5,841             (76,174)
                                                                       -----------         -----------
             Net Cash Provided by Operating Activities                     428,647              98,867
       INVESTING ACTIVITIES
         Investments in debt and equity securities, other than
          trading securities
           Purchases                                                    (3,292,033)         (4,319,287)
           Proceeds from maturities                                      1,763,991           2,582,417
           Proceeds from sales of available-for-sale securities          1,351,007           1,122,789
         Net change in loans and leases                                   (532,434)             13,408
         Purchases of loans and leases                                    (310,416)           (175,230)
         Proceeds from sale of mortgage servicing rights                        --              26,330
         Proceeds from sales of loans and leases                           315,078             405,896
         Purchases of premises and equipment                               (39,373)            (45,330)
         Proceeds from sales of premises and equipment                      15,065              13,668
         Proceeds from sales of foreclosed property                         27,408              21,710
         Cash and cash equivalents from acquisitions, net of
          cash paid                                                             --              34,448
         Sale of banking offices, net of cash paid                        (110,401)             (3,524)
         Other, net                                                         10,851              11,799
                                                                       -----------         -----------
             Net Cash Used by Investing Activities                        (801,257)           (310,906)
       FINANCING ACTIVITIES
         Net change in non-interest bearing, savings, interest
          bearing demand and money market deposit accounts                (892,232)           (111,883)
         Net change in time certificates of deposit under $100,000        (595,277)           (587,014)
         Net change in time certificates of deposit $100,000 and
          over                                                              47,549             (52,152)
         Net change in other time deposits                                 (22,786)             (4,472)
         Net change in foreign deposits                                    455,460            (256,798)
         Net change in short-term borrowings                               518,612            (308,528)
         Principal payments on bank notes                                  (25,000)           (150,000)
         Issuance of long-term FHLB advances and other long-term
          debt                                                           1,110,000           1,916,500
         Principal payments on long-term debt                             (732,738)             (6,779)
         Cash dividends paid                                              (102,729)            (91,212)
         Proceeds from issuance of common stock from employee
          incentive plans                                                   11,014              17,973
         Purchase of treasury stock                                         (4,525)            (98,452)
                                                                       -----------         -----------
             Net Cash Provided (Used) by Financing Activities             (232,652)            267,183
                                                                       -----------         -----------
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (605,262)             55,144
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  2,354,670           1,886,280
                                                                       -----------         -----------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 1,749,408         $ 1,941,424
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

NOTE B

NEW ACCOUNTING STANDARDS

Financial Accounting Standard ("FAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives will be reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. FAS 137 was issued in June 1999, and deferred the effectiveness of FAS 133 to all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Corporation has not adopted FAS 133 yet and is currently evaluating FAS 133's effect on its financial position and results of operations, but it is not expected to have a material impact.

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

                                                                           (THOUSANDS EXCEPT PER SHARE DATA)
                                                                SECOND QUARTER                            SIX MONTHS
                                                           1999                1998                1999                1998
                                                           ----                ----                ----                ----
BASIC
Net income                                                 $120,528            $107,147            $238,565            $222,006
Weighted average common shares outstanding              158,018,753         151,685,553         157,826,865         151,372,927
    BASIC EARNINGS PER SHARE                                   $.76                $.71               $1.51               $1.47

DILUTED
Net income                                                 $120,528            $107,147            $238,565            $222,006
Interest on convertible notes, net of taxes                      (5)                 11                   3                  23
                                                           --------            --------            --------            --------
    Diluted Net Income                                     $120,523            $107,158            $238,568            $222,029
                                                           ========            ========            ========            ========
Weighted average common shares outstanding              158,018,753         151,685,553         157,826,865         151,372,927
Employee incentive plans                                  2,126,942           2,491,505           2,013,601           2,635,970
Convertible notes                                            39,004              93,715              55,361              95,893
                                                        -----------         -----------         -----------         -----------
    Diluted Average Shares Outstanding                  160,184,699         154,270,773         159,895,827         154,104,790
                                                        ===========         ===========         ===========         ===========
    DILUTED EARNINGS PER SHARE                                 $.75                $.69               $1.49               $1.44

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

NOTE F

PENDING MERGER

On April 30, 1999, a definitive Agreement and Plan of Merger by and between Mercantile and Firstar Corporation ("Firstar") was signed. Pursuant to the terms of the Merger Agreement, Mercantile will merge with and into Firstar in a transaction structured as and intended to be a "tax-free" reorganization, with Mercantile shareholders to receive 2.091 shares of Firstar common stock for each share of Mercantile common stock owned. Firstar is a $38.4 billion-asset bank holding company headquartered in Milwaukee. The transaction will be accounted for as a pooling-of-interests, and is expected to close late in the third or early in the fourth quarter of 1999. Shareholder approvals for the transaction were received on July 28, 1999. Regulatory approval was received from the Comptroller of the Currency in July 1999, and was pending from the Federal Reserve Board and the United States Department of Justice as of August 11, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

--------------------------------------------------------------------------------------------------------------------------------

EXHIBIT 1
HIGHLIGHTS

                                                          SECOND QUARTER                                  SIX MONTHS
($ IN THOUSANDS EXCEPT PER SHARE DATA)           1999          1998          CHANGE            1999          1998        CHANGE
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
    Diluted earnings per share                       $.75          $.69        8.7%               $1.49         $1.44      3.5%
    Basic earnings per share                          .76           .71        7.0                 1.51          1.47      2.7
    Dividends declared                                .34           .31        9.7                  .68           .62      9.7
    Book value at June 30                           19.30         19.16         .7                19.30         19.16       .7
    Market price at June 30                         57.13         50.38       13.4                57.13         50.38     13.4
--------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
    Taxable-equivalent net interest income       $288,974      $279,493        3.4%            $577,143      $556,449      3.7%
    Tax-equivalent adjustment                       3,641         4,191      (13.1)               7,581         8,426    (10.0)
    Net interest income                           285,333       275,302        3.6              569,562       548,023      3.9
    Provision for possible loan losses              9,479         7,344       29.1               16,958        15,881      6.8
    Other income                                  126,007       114,751        9.8              252,451       251,702       .3
    Other expense                                 219,989       224,726       (2.1)             445,343       445,264       --
    Income taxes                                   61,344        50,836       20.7              121,147       116,574      3.9
    Net income                                    120,528       107,147       12.5              238,565       222,006      7.5
--------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS AND DATA
    Return on assets                                 1.34%         1.23%                           1.34%         1.29%
    Return on equity                                15.40         14.88                           15.30         15.45
    Efficiency ratio                                53.01         57.00                           53.68         55.10
    Other expense to average assets                  2.45          2.57                            2.49          2.58

    Net interest rate margin                         3.55          3.53                            3.58          3.58

    Tangible equity to tangible assets                                                             6.62          6.19
    Equity to assets                                                                               8.59          8.38
    Tier I capital to risk-adjusted assets                                                         9.93          9.55
    Total capital to risk-adjusted assets                                                         12.42         12.46
    Leverage                                                                                       7.48          6.65

    Reserve for possible loan losses to
      outstanding loans                                                                            1.36          1.34
    Reserve for possible loan losses to
      non-performing loans                                                                       296.45        319.73
    Non-performing loans to outstanding
      loans                                                                                         .46           .42

    Banks                                                                                             7            30
    Banking offices                                                                                 461           514
    Full-time equivalent employees                                                               10,353        10,991
--------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
    Total assets                              $35,846,384   $34,941,329        2.6%         $35,701,619   $34,492,416      3.5%
    Earning assets                             32,675,970    31,727,147        3.0           32,528,287    31,379,005      3.7
    Loans and leases                           22,600,598    21,813,425        3.6           22,466,211    21,699,554      3.5
    Deposits                                   24,845,958    25,130,037       (1.1)          24,946,284    25,008,523      (.2)
    Shareholders' equity                        3,131,020     2,881,078        8.7            3,118,828     2,873,617      8.5
--------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE SUMMARY

   Net income for Mercantile Bancorporation Inc. ("Mercantile" or "Corporation") was $120,528,000 in the second quarter of 1999 versus $107,147,000 in the same period of 1998, an increase of 12.5%. Basic earnings per share was $.76 compared with $.71 in the second quarter of 1998 and diluted earnings per share increased by 8.7% to $.75. Net income for the six months ended June 30, 1999 was $238,565,000 compared with $222,006,000 last year and diluted earnings per share was $1.49, up 3.5% from 1998. Other financial highlights and performance ratios for the three and six month periods ending June 30, 1999 and 1998 are presented on Exhibit 1. There were significant transactions in both years and their impact on the results of operations are discussed below.

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

   NONBANK ACQUISITION COMPLETED
   Bruno Stolze & Company, Inc.     Sept. 30, 1998                                      <F2>         <F2>         Purchase

   <F1> The Corporation's historical financial statements were not restated for the acquisition due to the immateriality of the acquiree's financial condition and results of operations to those of Mercantile.
   <F2> Terms of the transaction not disclosed.
--------------------------------------------------------------------------------------------------------------------------------

   The Corporation believes it is significant to also disclose cash based earnings, which excludes intangible asset amortization. Second quarter 1999 cash based diluted earnings per share was $.84, up 6.3% from the $.79 earned in 1998. See Exhibit 3 for other cash based performance ratios.

   On April 30, 1999, a definitive Agreement and Plan of Merger by and between Mercantile and Firstar Corporation ("Firstar") was signed. The transaction was approved by shareholders of Mercantile and Firstar in special shareholder meetings held on July 28, 1999. Firstar received regulatory approval from the Comptroller of the Currency in July 1999. After the necessary approvals from the Federal Reserve Board and the United States Department of Justice are obtained, Mercantile will merge with and into Firstar in a transaction intended to be a tax-free reorganization, with Mercantile shareholders to receive 2.091 shares of Firstar common stock for each share of Mercantile common stock owned. Firstar, headquartered in Milwaukee, is a $38.4 billion-asset bank holding company with approximately 715 full-service banking offices in Ohio, Wisconsin, Kentucky, Illinois, Indiana, Iowa, Minnesota, Tennessee and Arizona. The transaction is expected to close in the late third or early fourth quarter of 1999, and will be accounted for as a pooling-of-interests.

   Net interest income increased 3.6% to $285,333,000 for the second quarter of 1999 and was up 3.9% to $569,562,000 for the first six months of 1999. The net interest rate margin was 3.55% this quarter compared with 3.61% in the first quarter of this year and 3.53% for the second quarter of 1998, while the year-to-date margin was 3.58%, the same level as in 1998. Average earning assets for the first half of 1999 of $32.5 billion were 3.7% higher than the $31.4 billion reported last year, as average loan volume increased by 3.5%. The growth was primarily in commercial loans and in securities, partially offset by the paydown of residential mortgage loans.

   For the first six months of 1999, other income was $252,451,000, an increase of $749,000 or .3% from last year. The first quarter of 1998 was favorably influenced by the $23,155,000 pre-tax gain on the sale of mortgage servicing rights and gains of $2,002,000 on the sale of an acquired corporate trust business and $2,658,000 on the sale of an out-of-market credit card portfolio. Excluding those gains from 1998 results and securities gains from both years, non-interest income was up by $19,605,000 or 9.1% from 1998. Fee growth in core businesses largely accounted for the increase. The Corporation introduced a program titled "Profit 2000" late in 1998 to proceed with initiatives to grow fee-based businesses and streamline the organization. That program is consistent with the Firstar banking model.

   ------------------------------------------------------------------------------------------------------------------------------

   EXHIBIT 3
   CASH BASED EARNINGS
   ($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   SECOND QUARTER                         SIX MONTHS
                                                             1999        1998      CHANGE         1999        1998      CHANGE
                                                             ----        ----      ------         ----        ----      ------
   Net Income                                              $120,528    $107,147     12.5%       $238,565    $222,006      7.5%
   Add Back:
     Goodwill amortization                                   13,792      13,847      (.4)         27,582      27,801      (.8)
     Other intangible asset amortization                        476         615    (22.6)          1,009       1,257    (19.7)
                                                           --------    --------                 --------    --------
       Total Intangible Asset Amortization                   14,268      14,462     (1.3)         28,591      29,058     (1.6)
   Less:
     Tax effect                                                (181)       (223)   (18.8)           (378)       (452)   (16.4)
                                                           --------    --------                 --------    --------
       CASH BASED NET INCOME                               $134,615    $121,386     10.9        $266,778    $250,612      6.5
                                                           ========    ========                 ========    ========
   CASH BASED DILUTED EARNINGS PER SHARE                       $.84        $.79      6.3           $1.67       $1.63      2.5
   CASH BASED PERFORMANCE RATIOS
     Return on tangible assets                                 1.53%       1.42%                    1.53%       1.49%
     Return on tangible equity                                22.69       23.55                    22.68       24.48
     Efficiency ratio                                         49.57       53.33                    50.24       51.50
     Other expense to average tangible assets                  2.35        2.46                     2.39        2.47
   ------------------------------------------------------------------------------------------------------------------------------

   Second quarter non-interest expenses were $219,989,000 compared with $224,726,000 last year, a decrease of 2.1%. Year-to-date operating expenses in the current year were at the same level as in 1998. The year-to-date efficiency ratio was 53.68% compared with 55.10% last year, and the expense to average assets ratio improved to 2.49% compared with 2.58% in the prior year. The year-to-date cash based efficiency ratio was 50.24% compared with 51.50% last year, and the expense to tangible assets ratio was 2.39% versus 2.47% in 1998. Gains on the sales of selected branches reduced non-interest expense by $5,906,000 in 1999 compared with $1,200,000 last year.

   The provision for possible loan losses for the second quarter of 1999 was $9,479,000 compared with $7,344,000 the prior year, and was $16,958,000 for the first six months of 1999 compared with $15,881,000 in 1998. Net charge-offs for the first six months of 1999 and 1998 were $16,577,000 and $15,007,000, respectively, and on an annualized basis were at historical lows at .15% of average loans in 1999 and .14% last year. At June 30, 1999, the reserve for possible loan losses was $309,271,000 and provided coverage of 296.45% of non-performing loans compared with 335.25% at year-end and 319.73% last June 30.

   Non-performing loans (i.e., non-accrual and renegotiated loans) as of June 30, 1999 were $104,326,000 or .46% of total loans compared with $108,515,000 or .48% at March 31, 1999 and $91,575,000 or .42% at June 30, 1998. Impaired securities declined to $45,451,000 at June 30, 1999 from $73,909,000 last
   June 30 due to paydowns and first quarter 1999 selective sales. Foreclosed assets declined by $3,981,000 from March 31, 1999. No single foreclosed property exceeded $1,000,000 in book value at June 30, 1999.

   Consolidated assets of $35.5 billion were up 2.2% from a year ago. Core deposits decreased by 4.5% to $21.4 billion, loans were up 4.3% to $22.7 billion, and shareholders' equity of $3.0 billion was 4.9% higher than at June 30, 1998. All measures of capital adequacy remained adequate. As of June 30, 1999, tier I capital to risk-adjusted assets was 9.93% and total capital to risk-adjusted assets was 12.42%. The ratio of tangible equity to tangible assets was 6.62% at June 30, 1999.

   At June 30, 1999, Mercantile's assets were distributed as follows: St. Louis metropolitan areas $18.5 billion, outstate Missouri $4.4 billion, metropolitan Kansas City $4.1 billion, Iowa and northwestern Illinois $3.5 billion, Arkansas $1.9 billion, outstate Illinois $2.2 billion and western Kentucky $.9 billion.
                                 11

   The following financial commentary presents a more thorough discussion and analysis of the results of operations and financial position of the Corporation for the first half and second quarter of 1999.

LINE OF BUSINESS RESULTS

   The financial performance of Mercantile is monitored by an internal profitability measurement system that produces line of business results and key performance measures on a pre-tax basis. Mercantile's three major business units in 1999 include general commercial and retail banking ("Banking"), Private Banking & Investments, and specialty retail banking ("Mercantile Credit Corp."). Asset/Liability Management ("ALM") includes the investment portfolio and the treasury function, and is also a reportable business line under Financial Accounting Standard ("FAS") 131, "Disclosures about Segments of an Enterprise and Related Information". In 1998, the Corporation presented line of business results with ALM as a part of Banking. The management of ALM was separated from Banking in January 1999, and 1998 results have been restated for this change.

   The reported results reflect the underlying economics of the businesses which are match-funded for interest rate risk. Expenses for centrally provided services are allocated based on usage of those services, and loan loss provision is allocated based on credit quality. The contribution of Mercantile's major business units to consolidated results for the second quarter and first six months of 1999 with comparable amounts for 1998 is summarized in Exhibit 4.

   Banking includes the Corporation's branch network and deposit gathering outside the St. Louis and Kansas City metropolitan areas, commercial lending and non-specialty retail lending. It is the largest business unit, and it houses most staff department functions. Pre-tax income improved by $29,000,000 or 21.3% from the first six months of 1998. Loan growth, increases in net demand deposits and an expanded net interest rate margin accounted for a $16,000,000 increase in net interest income. The provision for loan losses increased by $11,000,000 from 1998, yet net charge-offs represented only 12 basis points of average loans, portraying continued exceptional credit quality. The Banking segment had higher net recoveries during the first six months of last year. Fee income improved by $18,000,000 due to growth in cash management fees, leasing income, service charges and miscellaneous ancillary sources. Operating expenses declined by $6,000,000, resulting primarily from expense control efforts and gains on branch sales in 1999.

   Mercantile Credit Corp. includes the retail branch network in the St. Louis and Kansas City metropolitan areas, residential mortgage origination and servicing, credit card, indirect lending, insurance activities and consumer product management. The management of St. Louis and Kansas City retail moved to Mercantile Credit Corp. from Banking in early 1999, and 1998 results were restated for this transfer. Pre-tax income declined by $29,000,000 from 1998, due primarily to the $25,813,000 in one-time gains on sales of mortgage servicing rights and an out-of-market credit card loan portfolio recorded in the first quarter of 1998. Increased pre-tax profits in 1999 in the indirect lending and credit card businesses were more than offset by declines in mortgage banking and insurance income this year.

   Private Banking & Investments was structured to serve the investment management needs of high net worth individuals. This line of business includes private banking offices, personal and institutional trust activities, institutional money management and retail brokerage. Pre-tax income improved by $3,000,000 or 10.0% due to expanded deposit and loan bases as well as growth in trust fees and brokerage revenue.

   Parent Company & Other includes interest expense on Parent Company debt, goodwill amortization, consolidation eliminations, provision for loan losses not allocated to the business units and some general corporate expenses not allocated to the business units. The ALM unit pre-tax profit improved by $7,000,000, due primarily to a higher level of securities gains in 1999.

   -----------------------------------------------------------------------------------------------------------------------------

   EXHIBIT 4
   LINE OF BUSINESS RESULTS
   ($ IN MILLIONS)

                                                                      PRIVATE          ASSET/        PARENT
                                                   MERCANTILE        BANKING &       LIABILITY       COMPANY
                                       BANKING    CREDIT CORP.      INVESTMENTS      MANAGEMENT      & OTHER      CONSOLIDATED
                                       -------    ------------      -----------      ----------      -------      ------------
   SECOND QUARTER 1999
   -------------------
   OPERATING RESULTS
     Taxable-equivalent net
      interest income                  $   170       $   68            $   4           $   51        $   (4)        $   289
     Provision for possible loan
      losses                                10            8               --               --            (8)             10
     Non-interest income                    47           35               41                3            --             126
     Non-interest expense                  121           53               27               --            19             220
                                       -------       ------            -----           ------        ------         -------
     Taxable-equivalent Income
      before Income Taxes              $    86       $   42            $  18           $   54        $  (15)        $   185
                                       =======       ======            =====           ======        ======         =======
     Percent of Taxable-equivalent
      Income before Income Taxes          46.5%        22.7%             9.7%            29.2%         (8.1)%         100.0%

   AVERAGE BALANCES
     Loans and leases                  $15,971       $6,717            $ 178               --        $ (265)        $22,601
     Deposits                           14,116        8,422              437           $1,220           651          24,846

   PERFORMANCE RATIOS
     Efficiency ratio                    56.13%       51.29%           60.41%             N/A           N/A           53.01%
     Net interest rate margin             4.18         4.04             8.42              N/A           N/A            3.55
     Net charge-offs to average
      loans                                .13          .27               --              N/A           N/A             .16
   -----------------------------------------------------------------------------------------------------------------------------
   SECOND QUARTER 1998
   -------------------
   OPERATING RESULTS
     Taxable-equivalent net
      interest income                  $   162       $   71            $   3           $   51        $   (8)        $   279
     Provision for possible loan
      losses                                 2            3               --               --             2               7
     Non-interest income                    39           37               37                3            (1)            115
     Non-interest expense                  128           59               23               --            15             225
                                       -------       ------            -----           ------        ------         -------
     Taxable-equivalent Income
       before Income Taxes             $    71       $   46            $  17           $   54        $  (26)        $   162
                                       =======       ======            =====           ======        ======         =======
     Percent of Taxable-equivalent
       Income before Income Taxes         43.8%        28.4%            10.5%            33.3%        (16.0)%         100.0%

   AVERAGE BALANCES
     Loans and Leases                  $14,911       $7,004            $  99               --        $ (201)        $21,813
     Deposits                           14,072        9,176              317           $  762           803          25,130

   PERFORMANCE RATIOS
     Efficiency ratio                    64.00%       53.05%           59.60%             N/A           N/A           57.00%
     Net interest rate margin             4.04         4.03             7.76              N/A           N/A            3.53
     Net charge-offs to average
      loans                                .08          .22               --              N/A           N/A             .15
   -----------------------------------------------------------------------------------------------------------------------------
   SIX MONTHS 1999
   ---------------
   OPERATING RESULTS
     Taxable-equivalent net
      interest income                  $   335       $  143            $   8           $  102        $  (11)        $   577
     Provision for possible loan
      losses                                15           10               --               --            (8)             17
     Non-interest income                    92           67               78               15            --             252
     Non-interest expense                  247          110               53               --            35             445
                                       -------       ------            -----           ------        ------         -------
     Taxable-equivalent Income
       before Income Taxes             $   165       $   90            $  33           $  117        $  (38)        $   367
                                       =======       ======            =====           ======        ======         =======
     Percent of Taxable-equivalent
       Income before Income Taxes         44.9%        24.5%             9.0%            31.9%        (10.3)%         100.0%

   AVERAGE BALANCES
     Loans and leases                  $15,711       $6,821            $ 173               --        $ (239)        $22,466
     Deposits                           14,045        8,665              426           $1,142           668          24,946

   PERFORMANCE RATIOS
     Efficiency ratio                    58.21%       52.60%           61.42%             N/A           N/A           53.68%
     Net interest rate margin             4.16         4.19             8.42              N/A           N/A            3.58
     Net charge-offs to average
      loans                                .12          .22               --              N/A           N/A             .15
   -----------------------------------------------------------------------------------------------------------------------------

   SIX MONTHS 1998
   ---------------
   OPERATING RESULTS
     Taxable-equivalent net
      interest income                  $   319       $  147            $   5           $  102        $  (17)        $   556
     Provision for possible loan
      losses                                 4            8               --               --             4              16
     Non-interest income                    74           99               71                8            --             252
     Non-interest expense                  253          119               46               --            27             445
                                       -------       ------            -----           ------        ------         -------
     Taxable-equivalent Income
       before Income Taxes             $   136       $  119            $  30           $  110        $  (48)        $   347
                                       =======       ======            =====           ======        ======         =======
     Percent of Taxable-equivalent
       Income before Income Taxes         39.2%        34.3%             8.6%            31.7%        (13.8)%         100.0%

   AVERAGE BALANCES
     Loans and Leases                  $14,658       $7,143            $  99               --        $ (201)        $21,699
     Deposits                           13,837        9,069              303           $1,000           800          25,009

   PERFORMANCE RATIOS
     Efficiency ratio                    64.55%       48.26%           61.74%             N/A           N/A           55.10%
     Net interest rate margin             4.07         4.10             7.88              N/A           N/A            3.58
     Net charge-offs to average
      loans                                .08          .24               --              N/A           N/A             .14
   -----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME

   Net interest income for the second quarter of 1999 was $285,333,000, a 3.6% increase from the $275,302,000 earned last year, and for the first six months of 1999 was $569,562,000 or 3.9% higher than last year. For the quarter, the net interest rate margin was 3.55% compared with 3.53% last year, and the year-to-date margin was 3.58%, unchanged from last year.

   Average earning assets for the first six months of 1999 grew by $1.1 billion or 3.7% when compared with 1998, as average loans grew by $766,657,000 or 3.5%. This growth was funded by a $256,713,000 increase in average purchased deposits, a $245,211,000 increase in shareholders' equity and a $1.9 billion increase in long-term Federal Home Loan Bank ("FHLB") advances, partially offset by a $318,952,000 decline in core deposits and a $845,927,000 or 22.7% decrease in short-term borrowings.

   Securities are the largest category of earning assets after loans, and averaged $9.5 billion in the first six months of 1999, an increase of 3.8% from 1998. The held-to-maturity and available-for-sale portfolios as of June 30, 1999 consisted of 67.16% in U.S. and other government agency securities, (including 35.54% in mortgage-related issues), 3.93% in state and municipal securities, and 28.91% of other miscellaneous securities. The comparable distribution at June 30, 1998 was 68.20%, 30.74%, 5.07% and 26.73%, respectively.

   The largest dollar volume of loan growth occurred in the commercial loan category. When compared with the first six months of 1998, average commercial loans grew by $1.1 billion or 19.7%. The expertise of experienced lenders in certain specialized industries, coupled with a strong regional economy, largely accounted for the growth. Agriculture is a segment of the regional economy that did not contribute to commercial loan growth, and agriculture-related commercial loans declined by 4.1%. An additional factor adding to the commercial loan growth was Mercantile's portfolio of $220,000,000 in loan participations purchased in the national markets and held for investment, compared with $70,000,000 last year. Other than these loans, commercial lending has a heavy relationship focus. The Corporation does not engage in commercial lending to emerging markets, including those in Latin America, Eastern Europe and in the Asia Pacific Region. Average commercial real estate mortgage and construction loans increased by $374,312,000 or 8.6%, also reflecting the strength of the regional economy.

   ---------------------------------------------------------------------

   EXHIBIT 5
   LOANS AND LEASES
   ($ IN THOUSANDS)

                                            JUNE 30
                                      1999           1998       CHANGE
                                      ----           ----       ------
   Commercial                     $ 6,736,331    $ 5,565,996     21.0%
   Real estate--commercial          3,702,152      3,728,619      (.7)
   Real estate--construction          977,794        737,452     32.6
   Real estate--residential
     mortgage                       7,805,515      8,363,823     (6.7)
   Real estate--home equity
     credit loans                     559,788        557,220       .5
   Consumer                         2,895,591      2,701,295      7.2
   Credit card loans managed          442,284        520,609    (15.0)
   Securitized credit card
     loans                           (400,000)      (400,000)      --
                                  -----------    -----------
     Total Loans and Leases       $22,719,455    $21,775,014      4.3
                                  ===========    ===========
   ---------------------------------------------------------------------

   Average residential real estate mortgage loans decreased by $697,102,000 or 8.1%. The low interest rate environment encouraged borrowers to prepay or refinance into conforming fixed-rate loans that Mercantile generally sold in the market. The recent increase in interest rates has since modified that behavior and the rate of reduction in loans has diminished. Average residential mortgage loans as a percentage of earning assets decreased from 27.48% in the first six months of 1998 to 24.36% in 1999. Home equity credit loans also declined on average by 7.5%, due to customer refinancing of those debts, although the volume did grow from the first quarter of 1999.

   Average consumer loans grew by $215,499,000 or 8.3%, with the growth occurring in indirect consumer loans. Such growth in indirect lending was largely attributable to the centralization of that function and the use of risk-based pricing across the Mercantile system. Mercantile does not engage in significant subprime consumer lending in its own portfolio.

   Due to the securitization of credit card loans in the 1995 Mercantile Credit Card Master Trust, credit card outstandings classified as loans averaged only $41,191,000 in the first six months of 1999. Average credit card loans declined in 1999 as successful targeted marketing efforts, aimed at expanding relationships with the current Mercantile customer base, were offset by the sale of $112,000,000 in out-of-market credit card loans in the first quarter of 1998 and the third quarter 1998 reclassification of $80,000,000 in loans to investment securities in compliance with FAS 125 and terms of the credit card securitization agreement.

   On a managed portfolio basis, credit card loans averaged
   $623,910,000 in 1999 versus $703,047,000 in 1998. This decline was due to the sale noted above.

   For the first six months of 1999, average non-interest and interest bearing demand deposits, and money market accounts increased while savings deposits, certificates of deposit under $100,000 and other time deposits declined. Core deposits remain Mercantile's largest, most reliable and most important funding source and include the deposits listed above. In total, average core deposits declined by $318,952,000 or 1.4%. Partially contributing to the decline was the sale of $120,000,000 of deposits as five non-strategic branches were sold in 1999. For the first six months of 1999, Mercantile remained substantially core funded at 89.32% of average deposits and 68.50% of earning assets. Mercantile's average of consumer certificates to total core deposits declined to 39.69% from 43.19% in 1998. Changes in average core deposits for the past six quarters are shown in the Consolidated Quarterly Average Balance Sheet on pages 25 and 26 of this report.

   Average non-interest bearing deposits increased by $224,706,000 or 5.8% from 1998. Cash and due from banks volume is related to non-interest bearing deposit volume and increased on average by $76,509,000 or 5.5%, thus net non-interest bearing deposits grew by $148,197,000 or 6.0%. Successful efforts in managing float and minimizing reserve requirements coupled with deposit volume growth resulted in the increase in average net non-interest bearing funds. Much of the growth came from the U.S. government, a significant cash management customer of Mercantile Bank N.A., which pays for services rendered via compensating balances. These average non-interest bearing deposits increased from $692,171,000 in the first six months of 1998 to $869,122,000 in 1999.

   Average interest bearing demand and money market accounts increased by 2.1% and 8.7%, respectively, as customers preferred these types of more liquid deposits to retail certificates. Year-to-date average short-term borrowings declined by $845,927,000, to $2.9 billion in 1999 as short-term FHLB advances were refunded with comparable longer term borrowings, which averaged $3.3 billion in the first six months of 1999 compared with $1.4 billion in the prior year. Throughout 1998, these borrowings became a significant funding source for Mercantile due to their attractive pricing. As of June 30, 1999, there were no borrowings outstanding under the current $3.0 billion bank note program initiated in 1998. The remainder of bank notes issued under the prior program matured during the first quarter of 1999.

   The factors discussed previously are consistent with Mercantile's overall corporate policy relative to rate sensitivity and liquidity, which is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs. The Consolidated Quarterly Average Balance Sheet, with rates earned and paid, is summarized by quarter on pages 25 and 26.

OTHER INCOME

   Non-interest income increased by 9.8% during the second quarter of 1999 to $126,007,000, and for the six months was $252,451,000 compared with $251,702,000 a year ago, an increase of .3%. In the first quarter of 1998, the Corporation recorded gains on the sales of: 1) mortgage servicing rights of $23,155,000; 2) an acquired corporate trust business of $2,002,000 and; 3) an acquired out-of-market credit card portfolio for $2,658,000. If these 1998 items as well as securities gains in both years are excluded, non-interest income grew by 9.1% in the six months ended June 30, 1999. Exhibit 6 portrays such transactions and a summary of all categories of fee income in the second quarter and first six months of 1999 and 1998.

   In 1999, trust fees were $60,887,000 compared with $56,944,000 during 1998, an increase of 6.9%. There was an increase in personal trust fees earned by Mercantile Trust Company N.A. Mississippi Valley Advisors Inc., the investment management subsidiary of Mercantile, experienced a reduced rate of revenue growth. In addition, there were some reclassifications from trust income in 1998 to miscellaneous fees in 1999 resulting from the integration of Firstbank of Illinois Co. in late 1998, thereby making the annual comparisons difficult. Increases in the value of assets managed and successful new business development efforts largely accounted for the increase in trust fees. Mississippi Valley Advisors Inc. manages the 19 Mercantile Mutual Funds. These funds had assets of $4.3 billion at June 30, 1999 compared with $4.2 billion on June 30, 1998.

   ------------------------------------------------------------------------------------------------------------------------------

   EXHIBIT 6
   OTHER INCOME
   ($ IN THOUSANDS)

                                                                   SECOND QUARTER                         SIX MONTHS
                                                             1999        1998      CHANGE         1999        1998      CHANGE
                                                             ----        ----      ------         ----        ----      ------
   Trust                                                   $ 31,745    $ 28,816     10.2%       $ 60,887    $ 56,944      6.9%
   Service charges                                           31,047      29,073      6.8          60,687      57,317      5.9
   Retail brokerage revenue                                   7,553       5,312     42.2          13,814      10,194     35.5
   Other investment banking                                   3,971       4,514    (12.0)          8,792      10,698    (17.8)
   Mortgage banking                                           4,503       8,959    (49.7)         10,702      38,057    (71.9)
   Credit card fees                                           3,835       2,558     49.9           7,338       6,083     20.6
   Securitization revenue                                     7,555       4,520     67.1          13,006       9,043     43.8
   Securities gains                                           3,283       2,834     15.8          16,246       7,287       --
   Electronic Federal Tax Payment System (EFTPS) fees         2,091       3,060    (31.7)          4,824       5,378    (10.3)
   ATM fees                                                   4,210       3,877      8.6           7,982       7,437      7.3
   Income on operating leases                                 3,835       2,325     64.9           7,355       4,245     73.3
   Loan commitment fees<F*>                                   2,243       1,904     17.8           4,075       3,903      4.4
   Loan late charges<F*>                                      2,182       2,220     (1.7)          4,488       4,443      1.0
   Letters of credit fees                                     2,291       1,831     25.1           4,085       3,366     21.4
   Official check fees                                        2,851       2,112     35.0           5,774       3,726     55.0
   Safe deposit box rental                                    1,428       1,442     (1.0)          3,079       3,033      1.5
   Insurance commissions                                      2,219       2,535    (12.5)          3,992       4,354     (8.3)
   Debit card income                                          2,165       1,353     60.0           3,720       2,387     55.8
   Miscellaneous                                              7,000       5,506     27.1          11,605      13,807    (15.9)
                                                           --------    --------                 --------    --------
           Total Other Income                               126,007     114,751      9.8         252,451     251,702       .3

   Less gains from:
       Sale of available-for-sale securities                 (3,283)     (2,834)    15.8         (16,246)     (7,287)      --
       Sale of mortgage servicing rights                         --          --       --              --     (23,155)      --
       Sale of out-of-market credit card portfolio               --          --       --              --      (2,658)      --
       Sale of corporate trust                                   --          --       --              --      (2,002)      --
                                                           --------    --------                 --------    --------
           Total Other Income After Gains                  $122,724    $111,917      9.7        $236,205    $216,600      9.1
                                                           ========    ========                 ========    ========

   <F*>Excludes such fees from the Corporation's mortgage banking and credit card operations, which are included in mortgage banking and credit card revenue.
   ------------------------------------------------------------------------------------------------------------------------------

   Deposit service charges totaled $60,687,000 in the first six months of 1999, which represented an increase of $3,370,000 or 5.9% over 1998. Growth occurred in both commercial and retail lines of business.

   In January 1998, the Corporation sold $1.9 billion in residential mortgage loan servicing that reduced originated mortgage servicing assets by approximately $3,200,000. This sale was consistent with the Corporation's goals to "right size" the servicing portfolio as all Mercantile servicing operations were consolidated in Nevada, Missouri. The sale also lowered the prepayment risk associated with the servicing portfolio and funded the Corporation's 1998 systems cost to become Year 2000 compliant. Excluding the gain on sale, mortgage banking income was $10,702,000 in the first six months of 1999 versus $14,902,000 the prior year. Amortization of mortgage servicing rights, which reduces mortgage banking income, was $2,308,000 higher than in the first six months of 1998. The increased amortization was primarily caused by two factors. In the second quarter of 1999, the Corporation began computing mortgage servicing amortization using the level yield method. In addition, loan specific amortization was initiated for the entire portfolio in 1999 versus the prior method of pooling certain loans for servicing right purposes. Mortgages serviced totaled $11.3 billion at June 30, 1999 compared with $10.6 billion at June 30, 1998. Total originated and purchased mortgage servicing assets on the balance sheet at June 30, 1999 totaled $47,510,000. The associated risk for impairment was not considered to be material even before the recent increase in interest rates.

   Year-to-date retail brokerage and other investment banking revenue was $22,606,000 compared with $20,892,000 last year; second quarter fees totaled $11,524,000 versus $9,826,000 last year. The Bruno Stolze & Company, Inc. discount brokerage acquisition in late 1998 favorably impacted 1999 revenues and foreign exchange revenue growth remained strong.

   For the first six months of 1999, credit card income was $7,338,000 compared with $6,083,000 last year. Credit card income primarily represents interchange fees received on transactions of Mercantile cardholders and cardholders' miscellaneous fees. In the fourth quarter of 1998, Mercantile credit cards were reissued under Missouri law, allowing the Corporation greater flexibility in pricing and the opportunity to increase fee revenue in 1999.

   Securitization revenue for the first six months of 1999 was $13,006,000 compared with $9,043,000 last year, and represents amounts accruing to Mercantile on the $400,000,000 in credit card loans securitized in the Mercantile Credit Card Master Trust during May 1995, as well as amounts recognized under FAS 125 for investor certificate loans that were sold and reclassified to the investment portfolio. In 1999, the Corporation increased pricing on credit card loans, including the securitized portion. For securitized loans, amounts that would previously have been reported as interest income, interest expense, credit card fees and provision for loan losses are instead netted in non-interest income as securitization revenue. Because credit losses are absorbed against credit card servicing income over the life of these transactions, such income may vary depending upon the credit performance of the securitized loans. Mercantile acts as servicing agent and receives loan servicing fees equal to 2% per annum of the securitized receivables. As servicing agent, Mercantile continues to provide customer service to collect past due accounts and to provide other services typically performed for its customers. Accordingly, Mercantile's relationship with its credit card customers is not affected by the securitization. The securitized loans will start amortizing in November 1999, and credit card loans will be purchased by Mercantile from the trust for 12 consecutive months.

   Significant other revenue growth categories in both years included operating lease income, both ATM and debit card fees, official check fees and letters of credit fees. All these businesses are key focuses of the Corporation.

   Net securities gains on investment securities totaled $3,283,000 and $2,834,000 in the second quarter of 1999 and 1998, respectively. Year-to-date securities gains were $16,246,000 in 1999 and $7,287,000 in 1998. Repositioning of 1998 acquired investment portfolios and more active portfolio management in the current interest rate environment accounted for the increased gains in early 1999. Additionally, the Corporation disposed of $8,036,000 of impaired investment securities in the first quarter of 1999 at gains of $1,275,000. The corresponding impaired balance declined to $45,451,000 from $63,296,000 at year-end 1998.

OTHER EXPENSE

   For the first half of 1999, expenses other than interest expense and the provision for possible loan losses were $445,343,000, which approximates the 1998 level.

   Year-to-date salary expenses decreased by $1,091,000 or .5% from last year. The impact of merit increases was more than offset by lower staff levels resulting from 1998 acquisition synergies, Profit 2000 initiatives, branch closings and better use of technology. The announcement of the Firstar transaction also resulted in higher staff turnover during the second quarter of 1999 and thus lower salary levels. Employee benefit costs increased in the first six months of 1999 by 3.8% to $42,101,000, primarily due to increased 401(k) plan expense.

   Occupancy and equipment costs through June 30, 1999 increased by 9.6% from the prior year, reflecting a consistent program of investing in new technology to improve customer service and enhance employee efficiency. Additionally, with the growth of Mercantile's leasing business, depreciation of equipment the Corporation leases to customers increased by $2,807,000 over the first six months of 1998. The rent received on this equipment is a component of non-interest income.

   Exhibit 7 details the composition of all other operating expenses. Communications expense totaled $11,122,000 in the first six months of 1999 compared with $9,268,000 last year, reflecting the costs of technology to expand both voice and data networking. Marketing and business development expense declined in 1999 as a corporate-wide image advertising campaign that began in 1997 wound down last year. Additionally, marketing of the Mercantile name has been reduced in 1999 because of the pending Firstar transaction. In 1999, there were reductions in miscellaneous expense of $5,906,000 from gains realized on the sales of non-strategic Mercantile branch offices. During the first six months of 1998, a comparable expense reduction totaling $1,200,000 was recorded on the sale of one branch office. Intangible asset amortization was $28,591,000 in the first six months of 1999 compared with $29,058,000 in 1998.

   During 1998, Mercantile recorded acquisition-related accruals of $89,192,000. Of that original liability, $65,951,000 has been utilized at June 30, 1999 and $23,241,000 remains to absorb future cash payments. Payment streams may change from what was originally anticipated due to Mercantile's pending sale to Firstar. Substantially all the merger-related liabilities made for acquisitions prior to 1998 have been exhausted.

   During the fourth quarter of 1998, Mercantile recorded a $45,130,000 charge relating to cost management programs and customer service initiatives. The charge was expected to fund the costs related to 26 branch closings and severance for approximately 1,400 staff reductions that would result from further centralization, consolidation of back office functions, branch closures and a wider span of control. These initiatives are continuing throughout 1999. Any additional costs that do not qualify for recognition in the charge are being expensed as incurred, but are not expected to be material. Total payments through June 30, 1999 were $14,724,000, and the remaining balance of $30,406,000 represents the estimated liability for the future cash outflows associated with these specific actions. These scheduled Profit 2000 projects are being reevaluated jointly by Firstar and Mercantile as to viability and/or timing.

   ------------------------------------------------------------------------------------------------------------------------------

   EXHIBIT 7
   OTHER EXPENSE
   ($ IN THOUSANDS)

                                                                   SECOND QUARTER                         SIX MONTHS
                                                             1999        1998      CHANGE         1999        1998      CHANGE
                                                             ----        ----      ------         ----        ----      ------
   Salaries                                                $103,600    $103,747      (.1)%      $205,287    $206,378      (.5)%
   Employee benefits                                         20,449      18,032     13.4          42,101      40,579      3.8
                                                           --------    --------                 --------    --------
       Total Personnel Expense                              124,049     121,779      1.9         247,388     246,957       .2
   Net occupancy                                             16,704      16,015      4.3          33,895      32,199      5.3
   Equipment                                                 23,888      21,255     12.4          47,577      42,113     13.0
   Postage and freight                                        7,050       6,575      7.2          14,654      13,880      5.6
   Marketing/business development                             4,411       4,590     (3.9)          7,717       8,623    (10.5)
   Office supplies                                            3,926       4,336     (9.5)          8,472       8,689     (2.5)
   Communications                                             5,488       4,840     13.4          11,122       9,268     20.0
   Legal and professional                                     3,576       4,500    (20.5)          7,702       7,935     (2.9)
   Credit card                                                1,167       1,788    (34.7)          2,394       3,077    (22.2)
   FDIC insurance                                             1,384       1,455     (4.9)          2,658       2,822     (5.8)
   Foreclosed property expense (recoveries)                     451        (260)      --           1,204         (88)      --
   Miscellaneous                                             13,627      23,391    (41.7)         31,969      40,731    (21.5)
                                                           --------    --------                 --------    --------
       Other Expense Before Intangible Asset
        Amortization                                        205,721     210,264     (2.2)        416,752     416,206       .1
   Intangible asset amortization                             14,268      14,462     (1.3)         28,591      29,058     (1.6)
                                                           --------    --------                 --------    --------
       Total Other Expense                                 $219,989    $224,726     (2.1)       $445,343    $445,264       --
                                                           ========    ========                 ========    ========
   ------------------------------------------------------------------------------------------------------------------------------

INCOME TAXES

   For the six months ended June 30, 1999, the Corporation recorded income tax expense of $121,147,000 compared with 1998 expense of $116,574,000. The effective tax rate was relatively stable at 33.68% compared with 34.43% in 1998. The implementation of various business strategies and receipt of certain state tax refunds from prior years resulted in the lower effective tax rate in 1999. This 1999 lower effective tax rate is anticipated in the third and fourth quarters.

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for possible loan losses was $309,271,000 or 1.36% of loans outstanding at June 30, 1999 compared with $308,890,000 or 1.38% at year's end and $292,795,000 or 1.34% at June 30, 1998.
   Approximately one-third of the Corporation's total loan portfolio is invested in residential real estate loans for which the loan loss experience averaged only .03% for the past three years. If residential mortgages and its allocated reserve are excluded, the remaining reserve for possible loan losses represents 1.99% of outstanding loans at June 30, 1999.

   The year-to-date 1999 provision for possible loan losses was $16,958,000, which exceeded net charge-offs of $16,577,000 by $381,000 or 2.3%. The annualized ratio of net charge-offs to average loans for the first six months of 1999 was .15%, comparable to the .14% ratio in 1998.

   For the total managed portfolio of credit card loans (including securitized loans), the ratio of net charge-offs to average loans was 5.39% in 1999 versus 7.21% last year. By credit policy, losses are taken on credit card loans after six cycles of nonpayment, or within 15 days of receipt of personal bankruptcy notice, if earlier. Due to the 1995 securitization and FAS 125 accounting, very few credit card outstandings are accounted for as loans as of June 30, 1999. Over a 12-month period commencing in November 1999, $600,000,000 of loans in the Mercantile Credit Card Master Trust will return to the Corporation's balance sheet. Currently $400,000,000 of credit card loans are off the balance sheet and in the trust as collateral for the debt of the trust. The other $200,000,000 in loans are also in the trust but are classified as investor certificates and held on Mercantile's balance sheet in the investment portfolio.

   Mercantile evaluates the reserve for loan losses on a quarterly basis to ensure the timely charge-off of loans and to determine the adequacy of the reserve. Management believes the consolidated reserve of 1.36% of loans and 296.45% of non-performing loans as of June 30, 1999 was adequate based on the risks identified at such date in the portfolio.

   ------------------------------------------------------------------------------------------------------------------------------

   EXHIBIT 8
   RESERVE FOR POSSIBLE LOAN LOSSES
   ($ IN THOUSANDS)

                                                               SECOND QUARTER                              SIX MONTHS
                                                           1999             1998                     1999             1998
                                                           ----             ----                     ----             ----
   BEGINNING BALANCE                                       $309,048         $293,565                 $308,890         $284,165

   PROVISION                                                  9,479            7,344                   16,958           15,881

   Charge-offs                                              (14,470)         (14,667)                 (27,212)         (27,439)
   Recoveries                                                 5,214            6,617                   10,635           12,432
                                                           --------         --------                 --------         --------
       NET CHARGE-OFFS                                       (9,256)          (8,050)                 (16,577)         (15,007)

   Acquired Reserves                                             --              (64)                      --            7,756
                                                           --------         --------                 --------         --------
       ENDING BALANCE                                      $309,271         $292,795                 $309,271         $292,795
                                                           ========         ========                 ========         ========
   LOANS AND LEASES
       June 30 balance                                  $22,719,455      $21,775,014              $22,719,455      $21,775,014
                                                        ===========      ===========              ===========      ===========
       Average balance                                  $22,600,598      $21,813,425              $22,466,211      $21,699,554
                                                        ===========      ===========              ===========      ===========
   RATIOS
       Reserve balance to outstanding loans                    1.36%            1.34%                    1.36%            1.34%
       Reserve balance to non-performing loans               296.45           319.73                   296.45           319.73
       Net charge-offs to average loans                         .16              .15                      .15              .14
   ------------------------------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS

   Non-performing assets consist of non-accrual loans, renegotiated loans, foreclosed property and investment securities with an impairment in value that is considered other than temporary. A summary of these assets is presented in Exhibit 9. Non-performing loans (non-accrual and renegotiated loans) were $104,326,000 or .46% of total loans at June 30, 1999, compared with $92,137,000 or .41% at December 31, 1998 and $91,575,000 or .42% at June 30,
   1998. By the Corporation's definition, all non-accrual and renegotiated commercial-related loans are considered impaired. Impaired loans totaled $57,273,000 at June 30, 1999 and averaged $60,631,000 for the first six months of 1999. Foreclosed assets at June 30, 1999 were $12,142,000 compared with $13,500,000 at year's end and $23,293,000 last year.

--------------------------------------------------------------------------------

EXHIBIT 9
NON-PERFORMING ASSETS
($ IN THOUSANDS)

                                    JUNE 30     DEC. 31     JUNE 30
                                     1999        1998        1998
                                    -------     -------     -------
NON-ACCRUAL LOANS
  Commercial                       $ 31,048    $ 21,799    $ 33,469
  Real estate--commercial            24,502      20,935      24,289
  Real estate--construction           1,674       3,411       1,404
  Real estate--residential
    mortgage                         35,791      31,355      21,723
  Real estate--home equity
    credit loans                        522         551         421
  Consumer                           10,740      12,633       8,697
                                   --------    --------    --------
    Total Non-accrual Loans         104,277      90,684      90,003

RENEGOTIATED LOANS                       49       1,453       1,572
                                   --------    --------    --------
    TOTAL NON-PERFORMING LOANS      104,326      92,137      91,575

FORECLOSED ASSETS
  Foreclosed real estate              8,383       8,983      18,936
  Other foreclosed assets             3,759       4,517       4,357
                                   --------    --------    --------
    TOTAL FORECLOSED ASSETS          12,142      13,500      23,293
                                   --------    --------    --------

    TOTAL NON-PERFORMING LOANS
      AND FORECLOSED ASSETS<F1>     116,468     105,637     114,868

Impaired investment securities       45,451      63,296      73,909
                                   --------    --------    --------
    TOTAL NON-PERFORMING ASSETS    $161,919    $168,933    $188,777
                                   ========    ========    ========

PAST-DUE LOANS
  (90 DAYS OR MORE)<F2>
  Commercial                       $  8,893    $ 12,263    $  7,049
  Real estate--commercial             1,766       1,621       1,590
  Real estate--construction              97          --         300
  Real estate--residential
    mortgage                         43,002      48,572      33,337
  Real estate--home equity
    credit loans                        509         503         524
  Consumer                            6,107       7,396       5,220
  Credit card                           278         672       1,322
                                   --------    --------    --------
    Total Past-due Loans           $ 60,652    $ 71,027    $ 49,342
                                   ========    ========    ========

RATIOS<F2>
  Non-performing loans to
    outstanding loans                   .46%        .41%        .42%
  Non-performing loans and
    foreclosed assets to
    outstanding loans and
    foreclosed assets                   .51         .47         .53
  Non-performing assets to total
    assets                              .46         .47         .54

<F1> Excludes insured FHA and government-guaranteed VA loans that are contractually past due more than 90 days. Since these loans are fully insured or guaranteed for the payment of both principal and interest, the Corporation does not consider these loans to be non-performing assets. The total of such insured or guaranteed loans was $12,503,000 at June 30, 1999, $7,855,000 at December 31, 1998, and $9,556,000 at June 30, 1998.

<F2> Past-due loans 90 days or more are not included in non-performing asset totals or ratios.
--------------------------------------------------------------------------------

   Non-accrual loans declined by $2,795,000 from the March 31, 1999 level and foreclosed property decreased by 24.7% from the prior quarter-end.
   As of June 30, 1999, Mercantile had only two non-accrual loans with balances in excess of $2,000,000, the largest of which amounted to $3,500,000. As significant, the Corporation held no foreclosed assets with a book value exceeding $1,000,000. All loans classified as renegotiated were paying in accordance with their modified terms at June 30, 1999. Loans past due 90 days or more and still accruing interest consisted largely of credit card loans, consumer loans and residential real estate mortgage loans. Exhibit 9 details the composition of loans past due 90 days and over.

   The Corporation's impaired investment securities represent selected pools of privately issued mortgage-backed securities and have declined by $17,845,000 from December 31, 1998, to $45,451,000, due to paydowns and sales. In the first quarter of 1999, $8,036,000 in impaired securities were sold at gains of $1,275,000 which is part of securities gains reported in the Consolidated Statement of Income. The current yield on the net book value of these impaired securities was 9.43% at June 30, 1999.

CAPITAL RESOURCES

   Mercantile maintains a capital base that provides a foundation that promotes both depositor and investor confidence. Capital management is a continuous process at Mercantile, and is focused on ensuring that adequate capital is provided for both current needs and anticipated growth. This strategy has enabled Mercantile to profitably expand its balance sheet, while maintaining capital ratios that exceed minimum regulatory capital requirements.

   At June 30, 1999, shareholders' equity was $3.1 billion, an increase of 4.9% from June 30, 1998. Retained earnings were partially offset by an unfavorable FAS 115 adjustment of $168,071,000 in the first six months of 1999, which was caused by the rise in interest rates. As of June 30, 1999, the balance of the valuation on available-for-sale securities reduced shareholders' equity by $126,911,000.

   The tangible equity to tangible assets ratio increased to 6.62% at June 30, 1999 from 6.19% a year ago. Additionally, the tier I and leverage ratios have improved since last year and all regulatory capital ratios significantly exceed regulatory requirements. Exhibit 10 details significant capital information for June 30, 1999, December 31, 1998 and June 30, 1998.

   In the first six months of 1998, the Corporation repurchased 1,778,125 shares of its common stock via designated broker-dealers at an average cost of $53.60 per share. These repurchases in the first quarter of 1998 occurred through an accelerated stock repurchase program, and were reissued for the 1994 Stock Incentive Plan and the July 1, 1998 acquisitions of CBT Corporation and Firstbank of Illinois Co. This year's repurchases of 56,250 shares through June 30 followed Mercantile's systematic reacquisition plan for the 1994 Stock Incentive Plan. As of June 30, 1999, Mercantile had only 52,781 treasury shares outstanding, and none were tainted for pooling-of-interests accounting purposes.

   The Corporation's 9.00% mortgage-backed notes that totaled $53,450,000 matured on July 26, 1999. Additionally, Mercantile's $400,000,000 credit card securitization is scheduled to begin a 12-month amortization period in November 1999. Excluding FHLB advances, the maturities of remaining long-term debt are laddered between 2001 and 2007.

   ------------------------------------------------------------------------

   EXHIBIT 10
   RISK-BASED CAPITAL
   ($ IN THOUSANDS)

                               JUNE 30          DEC. 31          JUNE 30
                                1999             1998             1998
                               -------          -------          -------
   Capital
     Tier I                  $ 2,631,844      $ 2,451,449      $ 2,270,127
     Total                     3,291,164        3,125,488        2,962,242
   Risk-adjusted assets       26,496,612       24,907,551       23,773,542

   Tier I capital to
     risk-adjusted assets           9.93%            9.84%            9.55%

   Total capital to
     risk-adjusted assets          12.42            12.55            12.46

   Leverage                         7.48             7.16             6.65

   Tangible equity to
     tangible assets                6.62             6.55             6.19
   Double leverage                117.75           120.75           123.79
   ------------------------------------------------------------------------

   The Parent Company's double leverage ratio, which measures the extent to which the equity capital of its subsidiaries is supported by Parent Company debt rather than equity, improved to 117.75% at June 30, 1999 compared with 123.79% last year. Intangible assets, which consisted largely of goodwill, totaled $750,527,000 at June 30, 1999 compared with $811,070,000 a year ago.

   The Corporation paid a quarterly cash dividend of $.34 on July 1, 1999. On July 21, 1999, the Board of Directors declared a cash dividend of $.34 per share, payable October 1, 1999 to shareholders of record at the end of business September 1, 1999. Book value per share was $19.30 at June 30, 1999 compared with $19.16 a year earlier. Public debt ratings of the Corporation and Mercantile Bank N.A. are shown in Exhibit 11.

   ---------------------------------------------------------------------------------------------------------------------------

   EXHIBIT 11
   DEBT RATINGS

                                                                                        JUNE 30, 1999
                                                               ---------------------------------------------------------------
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

   MERCANTILE BANK N.A.
     Bank notes (long-term/short-term)                          A1/P-1                             A/TBW-1             A/A-2
     6.375% subordinated notes, due 2004                          A2               A                 A-                 BBB+
     9.000% mortgage-backed notes, due July 1999<F*>              Aaa
     Certificates of deposit (long-term/short-term)             A1/P-1                                                 A/A-2

   <F*>Mortgage-backed notes matured on July 26, 1999.
   ---------------------------------------------------------------------------------------------------------------------------

YEAR 2000

   Financial institutions are vulnerable to Year 2000 issues because of industry reliance on electronic data processing and funds transfer systems. In 1996, the Corporation initiated a formal and centralized Year 2000 Program ("Program") with the objective of addressing all aspects of the Year 2000 issue. All business units of the organization were brought into the Program through the creation of a Year 2000 Task Force. A Program Manager, who provides monthly Year 2000 status reports to executive management and quarterly reports to the Board of Directors, was appointed.

   The Corporation has substantially completed the assessment, analysis, remediation and validation phases of its Year 2000 Program and is well into the execution phase. As part of the Program, a comprehensive Year 2000 Program Plan ("Plan") was developed and implemented in the third quarter of 1997. The Plan addresses both Information Technology ("IT") projects, such as insuring that data processing and data network applications are Year 2000 compliant, and non-IT projects, such as insuring that all building facilities and security systems having "embedded technology" will be operational when Year 2000 arrives. Of the plan projects identified, approximately 96% have been completed.

   As part of its Plan, Mercantile identified those systems and business applications that are "mission-critical," that is, systems and business applications which, if they failed, would render Mercantile incapable of performing core business processes. As of June 30, 1999, renovation and testing of such identified mission-critical applications were 100% complete.

   As a financial institution, Mercantile's Year 2000 efforts are subject to regulation and monitoring by bank and bank holding company regulatory agencies. These agencies, under the auspices of the Federal Financial Institutions Examination Council ("FFIEC"), have established specific guidelines and interim deadlines for achieving Year 2000 compliance. Mercantile's Program has met all of the deadlines and complied with all guidelines to date, and expects to continue to do so.

   In addition to Year 2000 compatibility of all Mercantile applications, Mercantile's Year 2000 Program addresses third-party Year 2000 issues. Mercantile has numerous customers, vendors, service providers, counterparties and other business relationships with third parties. Failure of any of these parties to address Year 2000 issues could result in significant and in some cases material disruptions of business and costs to Mercantile. Mercantile has undertaken an assessment of all third-party credit relationships and thus far has completed its evaluation of such relationships which are considered to be material. Follow-up plans have been put in place to deal with such relationships that have been identified as "high risk." In addition, all customers with whom Mercantile exchanges electronic data have received notification of Year 2000-related date format impacts. Year 2000 date testing has been completed with approximately 95% of material third-party relationships. Review of third-party customers and supplies will be an ongoing process throughout 1999.

   Mercantile estimates that its total costs related to Year 2000 remediation will be approximately $31,000,000. Expenses of the Program in the first six months of 1999 declined to $3,377,000 from $7,804,000 in the same period of 1998. Personnel costs for Mercantile employees and outside consultants working on the Program, and the cost of setting up testing environments are the largest components of the total Program cost. Other costs include costs for communication and training, and for required hardware and software replacement, upgrade or renovation. Year 2000 expenditures are expensed as incurred. It is not expected that Year 2000 costs or activities will have a material adverse impact on operations of the Corporation.

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

   The second risk category is largely outside of Mercantile's control. Computer failure of third parties may jeopardize Mercantile operations. The most serious impact on Mercantile operations from Year 2000 failures of others would result if basic services such as telecommunications, electric power and service provided by other financial institutions and governmental agencies were disrupted. Similarly, operational failures affecting Mercantile's sources of major funding, larger borrowers and capital market counterparties could affect the ability of such parties to continue to provide funding or meet obligations when due. Public disclosure of the state of readiness among basic infrastructure and other suppliers, funding sources and counterparties indicates significant progress in their Year 2000 preparedness. At this time, the Corporation believes the likelihood of such significant disruptions is minimal. A Year 2000 Liquidity Plan has been completed and approved, with implementation occurring later in 1999. Review of this plan will be an ongoing process throughout 1999. There can be no assurance that Year 2000 failures of third parties will not have a material adverse impact on Mercantile.

   Mercantile has developed business resumption contingency plans specific to Year 2000 issues. Business resumption contingency plans address the actions that would be taken if core business processes and critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure. The effort to develop and validate business resumption contingency plans was complete as of June 30, 1999, as required by FFIEC guidelines. The review of these plans will be an ongoing process throughout the remainder of 1999. As stated before, Mercantile is expected to merge with and into Firstar late in the third quarter or early in the fourth quarter of 1999. However, conversions to Firstar's systems are not scheduled until the first quarter of 2000, and therefore, will not impact Mercantile's Year 2000 preparedness.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED QUARTERLY STATEMENT OF INCOME
($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                1998                                         1999
                                        1ST QTR.       2ND QTR.       3RD QTR.       4TH QTR.       1ST QTR.       2ND QTR.
                                        --------       --------       --------       --------       --------       --------
INTEREST INCOME
  Interest and fees on loans and
   leases                               $442,332       $445,880       $443,631       $439,392       $431,903       $432,831
  Investments in debt and equity
   securities                            144,117        149,856        146,296        150,417        148,335        148,410
  Short-term investments                   6,731          8,351          7,334          7,781          6,700          7,235
                                        --------       --------       --------       --------       --------       --------
      Total Interest Income              593,180        604,087        597,261        597,590        586,938        588,476
  Tax-equivalent adjustment                4,235          4,191          3,906          4,332          3,940          3,641
                                        --------       --------       --------       --------       --------       --------
      TAXABLE-EQUIVALENT INTEREST
       INCOME                            597,415        608,278        601,167        601,922        590,878        592,117
INTEREST EXPENSE
  Deposits                               237,420        237,267        231,983        225,046        216,638        210,288
  Borrowed funds                          83,039         91,518         92,199         89,386         86,071         92,855
                                        --------       --------       --------       --------       --------       --------
      Total Interest Expense             320,459        328,785        324,182        314,432        302,709        303,143
                                        --------       --------       --------       --------       --------       --------
      TAXABLE-EQUIVALENT NET
       INTEREST INCOME                   276,956        279,493        276,985        287,490        288,169        288,974
PROVISION FOR POSSIBLE LOAN
 LOSSES                                    8,537          7,344         23,871         11,402          7,479          9,479
OTHER INCOME
  Trust                                   28,128         28,816         27,442         28,613         29,142         31,745
  Service charges                         28,244         29,073         30,498         31,462         29,640         31,047
  Investment banking and
   brokerage                              11,066          9,826          9,760         10,485         11,082         11,524
  Mortgage banking                        29,098          8,959          6,149         10,249          6,199          4,503
  Securities gains                         4,453          2,834          2,297          5,851         12,963          3,283
  Other                                   35,962         35,243         85,693         41,717         37,418         43,905
                                        --------       --------       --------       --------       --------       --------
      Total Other Income                 136,951        114,751        161,839        128,377        126,444        126,007
OTHER EXPENSE
  Personnel expense                      125,178        121,779        124,155        124,847        123,339        124,049
  Net occupancy and equipment             37,042         37,270         38,608         39,509         40,880         40,592
  Other                                   58,318         65,677        148,389        105,985         61,135         55,348
                                        --------       --------       --------       --------       --------       --------
      Total Other Expense                220,538        224,726        311,152        270,341        225,354        219,989
                                        --------       --------       --------       --------       --------       --------
      TAXABLE-EQUIVALENT INCOME
        BEFORE INCOME TAXES              184,832        162,174        103,801        134,124        181,780        185,513
INCOME TAXES
  Income taxes                            65,738         50,836         36,751         39,639         59,803         61,344
  Tax-equivalent adjustment                4,235          4,191          3,906          4,332          3,940          3,641
                                        --------       --------       --------       --------       --------       --------
    Adjusted Income Taxes                 69,973         55,027         40,657         43,971         63,743         64,985
                                        --------       --------       --------       --------       --------       --------
      NET INCOME                        $114,859       $107,147       $ 63,144       $ 90,153       $118,037       $120,528
                                        ========       ========       ========       ========       ========       ========
PER SHARE DATA
  Basic earnings per share                  $.76           $.71           $.41           $.57           $.75           $.76
  Diluted earnings per share                 .75            .69            .41            .57            .74            .75
SIGNIFICANT RATIOS
  Return on assets                          1.35%          1.23%           .74%          1.03%          1.33%          1.34%
  Return on equity                         16.03          14.88           8.48          11.66          15.20          15.40

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN MILLIONS)

                                                                                  1998
                                                 1ST QTR.             2ND QTR.             3RD QTR.             4TH QTR.
                                            -------------------  -------------------  -------------------  -------------------
                                            VOLUME     RATE<F1>  VOLUME     RATE<F1>  VOLUME     RATE<F1>  VOLUME     RATE<F1>
                                            ------     --------  ------     --------  ------     --------  ------     --------
ASSETS
    Earning Assets
      Loans and leases, net of unearned
       income
        Commercial                          $ 5,152      8.48%   $ 5,608      8.38%   $ 5,566      8.19%   $ 5,820      7.81%
        Real estate--commercial               3,585      8.53      3,631      8.47      3,750      8.58      3,874      8.42
        Real estate--construction               729      8.86        726      8.78        742      8.69        877      8.37
        Real estate--residential
         mortgage                             8,742      7.66      8,505      7.60      8,203      7.60      8,105      7.41
        Real estate--home equity
         credit loans                           579      9.64        562      9.65        536      9.63        534      9.00
        Consumer                              2,550      9.15      2,655      9.08      2,763      9.04      2,803      8.97
        Credit card                             248      9.30        126      6.76        113      2.51         32        --
                                            -------              -------              -------              -------
          Total Loans and Leases             21,585      8.22     21,813      8.20     21,673      8.21     22,045      8.00
      Investments in debt and equity
       securities
        Trading                                 125      6.67        169      6.69        115      6.24        132      6.21
        Taxable                               8,404      6.47      8,728      6.47      8,560      6.49      8,825      6.47
        Tax-exempt                              434      8.38        417      8.47        411      7.94        437      7.73
                                            -------              -------              -------              -------
          Total Investments in Debt and
           Equity Securities                  8,963      6.57      9,314      6.56      9,086      6.56      9,394      6.52
      Short-term investments                    479      5.62        600      5.51        517      5.55        575      5.30
                                            -------              -------              -------              -------
          Total Earning Assets               31,027      7.81     31,727      7.69     31,276      7.63     32,014      7.46
    Non-earning assets                        3,012                3,214                2,984                3,023
                                            -------              -------              -------              -------
          Total Assets                      $34,039              $34,941              $34,260              $35,037
                                            =======              =======              =======              =======
LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing                $ 3,746              $ 4,003              $ 3,801              $ 4,047
        Interest bearing demand               3,128      1.98      3,136      1.90      3,009      1.82      3,081      1.66
        Money market accounts                 3,884      4.11      3,979      4.08      3,960      4.06      4,141      3.89
        Savings                               1,647      2.50      1,762      2.62      1,774      2.72      1,770      2.49
        Consumer time certificates under
         $100,000                             9,836      5.60      9,685      5.57      9,420      5.53      9,363      5.46
        Other time                              196      5.93        196      5.50        174      5.20        173      4.51
                                            -------              -------              -------              -------
          Total Core Deposits                22,437      4.41     22,761      4.36     22,138      4.33     22,575      4.18
        Time certificates $100,000 and
         over                                 1,908      5.62      1,928      5.62      1,837      5.65      1,901      5.43
        Foreign                                 541      5.63        441      5.60        397      5.61        267      5.32
                                            -------              -------              -------              -------
          Total Purchased Deposits            2,449      5.64      2,369      5.63      2,234      5.65      2,168      5.42
                                            -------              -------              -------              -------
          Total Deposits                     24,886      4.55     25,130      4.50     24,372      4.47     24,743      4.31
      Short-term borrowings                   3,876      5.40      3,570      5.31      2,860      5.32      2,886      4.78
      Bank notes                                152      6.13         25      5.82         25      5.85         25      5.60
      Long-term debt<F2>                      1,823      6.23      2,911      5.87      3,641      5.69      3,796      5.55
                                            -------              -------              -------              -------
          Total Acquired Funds               30,737      4.82     31,636      4.77     30,898      4.75     31,450      4.55
    Other liabilities                           436                  424                  383                  495
SHAREHOLDERS' EQUITY                          2,866                2,881                2,979                3,092
                                            -------              -------              -------              -------
          Total Liabilities and
             Shareholders' Equity           $34,039              $34,941              $34,260              $35,037
                                            =======              =======              =======              =======
SIGNIFICANT RATIOS
      Net interest rate spread                           2.99%                2.92%                2.88%                2.91%
      Net interest rate margin                           3.62                 3.53                 3.51                 3.56

<F1> Taxable-equivalent basis.

<F2> Includes company-obligated mandatorily redeemable preferred securities of
     Mercantile Capital Trust I.

MERCANTILE BANCORPORATION INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET
($ IN MILLIONS)

                                                             1999                             1998                  1999
                                                1ST QTR.              2ND QTR.             SIX MONTHS            SIX MONTHS
                                           ------------------    ------------------    ------------------    ------------------
                                           VOLUME    RATE<F1>    VOLUME    RATE<F1>    VOLUME    RATE<F1>    VOLUME    RATE<F1>
                                           ------    --------    ------    --------    ------    --------    ------    --------
ASSETS
    Earning Assets
      Loans and leases, net of unearned
       income
        Commercial                         $ 6,263     7.57%     $ 6,622     7.62%     $ 5,381     8.43%     $ 6,442     7.60%
        Real estate--commercial              3,767     8.21        3,738     8.11        3,607     8.50        3,752     8.16
        Real estate--construction              948     8.11          967     7.93          728     8.82          958     8.02
        Real estate--residential mortgage    8,008     7.40        7,844     7.32        8,623     7.63        7,926     7.37
        Real estate--home equity credit
         loans                                 518     8.72          537     8.41          570     9.65          528     8.56
        Consumer                             2,785     8.79        2,852     8.62        2,603     9.12        2,819     8.71
        Credit card                             41    12.77           41       --          187     8.46           41       --
                                           -------               -------               -------               -------
          Total Loans and Leases            22,330     7.76       22,601     7.68       21,699     8.21       22,466     7.72
      Investments in debt and equity
       securities
        Trading                                161     6.45          173     6.49          147     6.68          167     6.47
        Taxable                              8,926     6.29        8,945     6.30        8,567     6.47        8,936     6.29
        Tax-exempt                             399     8.12          368     7.81          426     8.43          383     7.97
                                           -------               -------               -------               -------
          Total Investments in Debt and
           Equity Securities                 9,486     6.37        9,486     6.36        9,140     6.56        9,486     6.36
      Short-term investments                   563     4.76          589     4.86          540     5.56          576     4.81
                                           -------               -------               -------               -------
          Total Earning Assets              32,379     7.40       32,676     7.27       31,379     7.75       32,528     7.33
    Non-earning assets                       3,176                 3,170                 3,113                 3,174
                                           -------               -------               -------               -------
          Total Assets                     $35,555               $35,846               $34,492               $35,702
                                           =======               =======               =======               =======
LIABILITIES
    Acquired Funds
      Deposits
        Non-interest bearing               $ 4,050               $ 4,149               $ 3,875               $ 4,100
        Interest bearing demand              3,153     1.60        3,239     1.66        3,132     1.94        3,196     1.63
        Money market accounts                4,244     3.82        4,300     3.77        3,932     4.09        4,272     3.79
        Savings                              1,754     2.49        1,620     2.28        1,705     2.56        1,687     2.39
        Consumer time certificates under
         $100,000                            9,012     5.29        8,676     5.15        9,760     5.58        8,843     5.22
        Other time                             194     3.91          172     4.07          196     5.71          183     3.99
                                           -------               -------               -------               -------
          Total Core Deposits               22,407     4.03       22,156     3.92       22,600     4.39       22,281     3.98
        Time certificates $100,000 and
         over                                2,164     5.27        2,075     5.12        1,918     5.62        2,119     5.20
        Foreign                                477     4.93          615     4.93          491     5.62          546     4.93
                                           -------               -------               -------               -------
          Total Purchased Deposits           2,641     5.22        2,690     5.09        2,409     5.64        2,665     5.16
                                           -------               -------               -------               -------
          Total Deposits                    25,048     4.18       24,846     4.08       25,009     4.53       24,946     4.13
      Short-term borrowings                  2,701     4.57        3,050     4.61        3,722     5.36        2,876     4.59
      Bank notes                                10     5.47           --       --           88     6.08            5     5.47
      Long-term debt<F2>                     4,134     5.33        4,321     5.25        2,370     6.01        4,228     5.29
                                           -------               -------               -------               -------
          Total Acquired Funds              31,893     4.41       32,217     4.33       31,189     4.79       32,055     4.37
    Other liabilities                          556                   498                   429                   528
SHAREHOLDERS' EQUITY                         3,106                 3,131                 2,874                 3,119
                                           -------               -------               -------               -------
          Total Liabilities and
             Shareholders' Equity          $35,555               $35,846               $34,492               $35,702
                                           =======               =======               =======               =======
SIGNIFICANT RATIOS
      Net interest rate spread                         2.99%                 2.94%                 2.96%                 2.96%
      Net interest rate margin                         3.61                  3.55                  3.58                  3.58

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

                     PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        A Special Meeting of Shareholders of the Registrant was held on July 28, 1999 to consider and vote upon a proposal to approve an Agreement and Plan of Merger, dated as of April 30, 1999, as amended as of June 17, 1999, by and between the Registrant and Firstar Corporation ("Firstar"), a Wisconsin corporation, and the transactions contemplated thereby, including the merger of the Registrant with and into Firstar. Of 158,156,398 shares outstanding and eligible to be voted at the meeting, 122,436,284 shares, constituting a quorum, were represented in person or by proxy at the meeting. The voting results were as follows:


             FOR          AGAINST          ABSTENTIONS         BROKER

         119,362,897     1,815,638           697,852           559,897

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        27    Financial Data Schedule

    (b) Reports on Form 8-K:

        The Registrant filed a Current Report on Form 8-K on May 4, 1999. Under Item 5 of the Form 8-K, the Registrant disclosed that on April 30, 1999 it had entered into an Agreement and Plan of Merger with Firstar. Pursuant to the Agreement and Plan of Merger, as described in the Form 8-K, the Registrant is to be merged with and into Firstar, with the shareholders of the Registrant to receive 2.091 shares of the common stock of Firstar for each share of common stock of the Registrant. The Form 8-K also briefly described the terms of two Option Agreements between the Registrant and Firstar, pursuant to which the Registrant received an option to purchase approximately 9.9% of Firstar's outstanding common stock and Firstar received an option to purchase approximately 19.9% of the Registrant's outstanding common stock. The options are exercisable only upon the occurrence of certain triggering events. Finally, the Form 8-K also disclosed that the Registrant had entered into an amendment to its Rights Agreement in connection with and immediately prior to entering into an Agreement and Plan of Merger and Option Agreements.

        Under Item 7 of the Form 8-K, the following documents were filed as Exhibits thereto:

         4.1 Amendment to Rights Agreement, dated as of May 20, 1998, by and between Mercantile Bancorporation Inc. and Harris Trust and Savings Bank as Rights Agent.

        99.1  Press Release issued April 30, 1999.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCANTILE BANCORPORATION INC.
                                             (Registrant)

Date  August 13, 1999                      /s/ JOHN W. MCCLURE
--------------------------           --------------------------------
                                             John W. McClure
                                          Chief Financial Officer

                           EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION                  LOCATION
-----------                 -----------                  --------
    27                 Financial Data Schedule        Included herein